Form 10-Q
period 2006-03-31
Harbor Acquisition Corp.
filed 2006-06-08
CIK 1331945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-32688

HARBOR ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-2518836
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Boston Place, Suite 3630
Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(617) 624-8409
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of June 6, 2006, 16,800,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

HARBOR ACQUISITION CORPORATION
Table of Contents

Item 1. Financial Statements

Harbor Acquisition Corporation
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash	$2,824	$6,654
Deferred offering costs	630,848	303,509
Total Assets	$633,672	$310,163

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Offering Expenses	$530,000	$210,000
Accrued Expenses	5,000	5,000
Notes Payable, Stockholders	75,000	75,000
Advance due to stockholder	5,000	—
Total Liabilites	615,000	290,000

Commitments

Stockholders’ Equity

Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 70,000,000 shares authorized; 3,000,000 shares issued and outstanding at March 31, 2006	300	300
Additional Paid in Capital	24,700	24,700
Deficit Accumulated during the development stage	(6,328)	(4,837)
Total Stockholders’ Equity	18,672	20,163

Total Liabilities and Stockholders’ Equity	$633,672	$310,163

See notes to condensed financial statements

Harbor Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

		For the period from
	For the period from	June 20, 2005 (inception)
	January 1, 2006 to	to March 31, 2006
	March 31, 2006	(cumulative)

Interest income	$25	$188

Operating Expenses

General & Administrative	1,516	6,516

Net Loss	$(1,491)	$(6,328)

Weighted Average number of common shares outstanding	3,000,000	3,000,000

Loss per Share	$(0.00)	$(0.00)

See notes to condensed financial statements

Harbor Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity

				Deficit Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in-Capital	Development Stage	Total
Stock issued June 22, 2005 at $.008 per share	3,000,000	$300	$24,700	$—	$25,000
Net Loss				(4,837)	(4,837)
Balance at December 31, 2005	3,000,000	$300	$24,700	$(4,837)	$20,163
Unaudited:
Net Loss	—	—	—	(1,491)	(1,491)
Balance at March 31, 2006	3,000,000	$300	$24,700	$(6,328)	$18,672

See notes to condensed financial statements

Harbor Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		For the period from
	For the period from	June 20, 2005 (inception)
	January 1, 2006	to March 31, 2006
	to March 31, 2006	(cumulative)

Cash Flows From Operating Activities

Net Loss	$(1,491)	$(6,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in Accrued Expenses	—	5,000
Net Cash used in Operating Activities	(1,491)	(1,328)

Cash Flows From Financing Activites

Proceeds from sale of stock	—	25,000
Proceeds from notes payable, Stockholders	—	75,000
Payment of offering costs	(2,339)	(95,848)
Net Cash (used in) provided by Financing Activities	(2,339)	4,152

Net increase (decrease) in Cash	(3,830)	2,824

Cash at beginning of period	6,654	—

Cash at end of period	$2,824	$2,824

Supplemental schedule of non-cash financing activities:
Accrual of Public Offering costs	$320,000	$530,000
Advance due to Stockholder for Public Offerring costs	$5,000	$5,000

See notes to condensed financial statements

Harbor Acquisition Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements

1. Basis of Presentation

The financial statements at March 31, 2006 and for the periods ended March 31, 2006 are unaudited. The condensed financial statements include the accounts of Harbor Acquisition Corporation (the “Company”). In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months then ended and for the period from June 20, 2005 (inception) through March 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2005 balance sheet has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2. Organization and Business Operations

The Company was incorporated in Delaware on June 20, 2005 as a blank check company whose objective is to acquire an operating business. At March 31, 2006, the Company had neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

All activity through March 31, 2006 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to commence operation was contingent upon obtaining adequate financial resources through a proposed public offering which was declared effective April 25, 2006 and is discussed in Note 3. The Company consummated the Public Offering on May 1, 2006, and preceding the consummation of the Public Offering on May 1, 2006 certain officers, directors, and initial shareholders of the Company purchased an aggregate of 2,000,000 warrants at $.65 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the offering, but the purchasers in the Private Placement have waived their rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement and the Offering of approximately $77,500,000 (Note 3).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Public Offering, although substantially all of the net proceeds of this Public Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”), which may not constitute a business combination for accounting purposes.

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, $79,460,000 is being held in a trust account (“Trust Fund”) and commencing May 2, 2006, will be invested in government securities until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. Certain of the Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Fund), along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,000,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

On May 1, 2005, the Company formed a wholly owned subsidiary Harbor Acquisition Security Corporation for tax planning purposes. The Company assigned the rights to the investments in the Trust Fund to this subsidiary.

3. Initial Public Offering

On May 1, 2006, the Company sold 13,800,000 units (“Units”) in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company calls the Warrants, the holder will either have to redeem the Warrants by purchasing the common stock from the Company for $5.00 per share or allow the Company to redeem the Warrants at a price of $.01 per warrant.

In connection with the Public Offering, the Company paid the underwriters of the Public Offering (collectively, the “Underwriter”) an underwriting discount of 5.0% of the gross proceeds of the Public Offering ($4,140,000). In addition, a non-accountable expense allowance of 2.25% of the gross proceeds of the Public Offering, excluding the over-allotment option, is due to the Underwriter, who has agreed to deposit the non-accountable expense allowance ($1,620,000) into the Trust Fund until the earlier of the completion of a business combination or the liquidation of the Trust Fund. The Underwriter has further agreed to forfeit any rights to or claims against such proceeds unless the Company successfully completes a business combination. If a business combination is approved and completed, public stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred non-accountable expense allowance.

The Underwriter’s over-allotment of 1,800,000 Units was exercised and the 13,800,000 units sold at the closing of the Public Offering include the over-allotment.

On May 30, 2006, Ferris, Baker Watts, Incorporated, the lead underwriter in the Public Offering, allowed holders of the Company’s Units to separately trade the common stock and warrants included in the Units.

Preceding the consummation of the Public Offering on May 1, 2006, certain of the initial stockholders purchased 2,000,000 warrants at a purchase price of $.65 per warrant in a private placement. The proceeds of $1,300,000 were deposited into the Trust Fund, and the initial stockholders will not have any claim on this amount if the Trust Fund is liquidated.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement signed on May 1, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Proposed Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Public Offering.

In connection with this Offering, the Company issued an option, for $100, to the Underwriter to purchase 600,000 Units at an exercise price of $7.50 per Unit, exercisable the later of April 25, 2007 or the consummation of a business combination. The option has a life of five years from the effective date. The Units that would be issued upon exercise of this option are identical to, those offered in the Public Offering, except that each of the warrants underlying the option entitles the holder to purchase one share of the Company’s common stock at a price of $6.25 and will have a cashless exercise provision. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholder’s equity. The Company estimated, using the Black-Scholes method, the fair value of the option granted to the underwriter as of the date of grant was approximately $1,516,000 using the following assumptions: (1) expected volatility of 49.3%, (2) risk-free interest rate of 4.635% and (3) expected life of five years. In order to estimate the volatility, the Company considered the historic volatilities of 22 publicly traded companies that operate within the consumer and industrial products sectors.

4. Note Payable, Stockholders

The Company issued an aggregate of $75,000 unsecured promissory notes to two of its Initial Stockholders on June 22, 2005. The notes were non-interest bearing and were payable on the earlier of June 15, 2006 or the consummation of the Public Offering. Accordingly, the Company paid off the notes on May 1, 2006. Separately, upon the consummation of the Offering, a shareholder loaned the Company $150,000. The loan will bear interest at 4% per annum and will be paid from the interest earned on the amounts in the Trust Fund. Due to the short term nature of the notes, the fair value of the notes approximates its carrying amount.

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Proposed Offering.

Pursuant to letter agreements dated June 22, 2005 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

6. Common Stock

On April 14, 2006, the Company’s majority stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 70,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

On April 20, 2006, the Board of Directors approved a stock split to be effected as a stock dividend immediately prior to the closing of the Public Offering. The stock split was executed, and a stock dividend of one share for every 5 shares was issued to the initial stockholders.

At May 1, 2006, 30,200,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriter’s purchase option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We were formed on June 20, 2005, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business in the consumer or industrial products sectors. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred non-accountable expense allowance of the underwriters held in trust) at the time of such acquisition. We intend to use cash derived from the proceeds of our recently completed public offering and concurrent private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.

Since our initial public offering, we have been actively searching for a suitable business combination candidate. We currently have not selected any potential target businesses. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a business combination, or return the proceeds of the offering held in trust to investors. Consistent with the disclosures in our prospectus, we have focused our search on companies in the consumer and industrial products sectors, which include companies engaged in the manufacture, distribution or sale of products or the provision of services for personal, family, household or business use. We cannot assure investors that we will find a suitable business combination in the allotted time.

RESULTS OF OPERATIONS

Net Loss

For the three months ended March 31, 2006, we had a net loss of $1,491.  Through March 31, 2006, our efforts have been limited to organizational activities and activities relating to our initial public offering. We neither engaged in any operations nor generated any revenues. We currently have no operating business and have not selected any potential target businesses. Beginning May 1, 2006 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our trust account to be our primary source of income.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

On April 25, 2006 we entered into an agreement with certain of our initial stockholders for the sale of 2,000,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants were sold at a price of $0.65 per warrant, generating net proceeds of $1,300,000.

On May 1, 2006 we consummated our initial public offering of 13,800,000 units, including 1,800,000 units attributable to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately on May 30, 2006.

The net proceeds from the private placement and the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $650,000 and underwriting discounts of $4,140,000 and an underwriters non-accountable expense allowance of $1,620,000, were approximately $76,390,000, which is being held in a trust account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. In addition, the trust includes the proceeds from the private placement, described above, a $150,000 loan from one of our initial stockholders that will be repaid from interest earned on the trust, and the underwriters’ non-accountable expense allowance of $1,620,000, which they have agreed to defer until the consummation of a business combination and to forfeit if we do not consummate a business combination. Upon the consummation of a business combination, we will pay the deferred non-accountable expense allowance to the underwriters, provided that to the extent fewer that 20% of our public stockholders elect to convert their shares to cash upon a consummation of a business combination, a pro rata portion of the deferred non-accountable expense allowance will be paid to such stockholders. We will have no right to the deferred non-accountable expense allowance. In total, we deposited $79,460,000 into the trust account.

We will receive up to $1,850,000 from interest earned on the trust account to finance our operations prior to consummating a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required to consummate a business combination before April 30, 2008. However, we cannot assure you that this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•              costs incurred to identify one or more potential target businesses;

•              due diligence and investigation of prospective target businesses;

•              legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•              structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses.

•              payment of $180,000 in administrative fees due to an affiliate of two of our directors;

•              repayment of the $150,000 loan from an affiliate of two of our directors;

•              miscellaneous expenses.

Commencing on May 1, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain administrative, technology and secretarial services from Grand Cru Management, LLC, an affiliate of Robert J. Hanks, our Chief Executive Officer and Treasurer, and David Dullum, our President and Secretary. In addition, in 2005, Messrs. Hanks and Dullum advanced us an aggregate of $75.000 to us for payment of offering expenses on our behalf. These advances were repaid from the proceeds of the initial public offering that were allocated to pay offering expenses.

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriters’ non-accountable expense allowance and amounts used for working capital and for taxes to acquire one or more target businesses. We may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriter’s non-accountable expense allowance of $1,620,000) at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. We anticipate that we would only consummate such a financing simultaneously with the consummation of a business combination.

If we are unable to find a suitable target business by October 31, 2007 (or April 30, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 31, 2007), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit public offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.  The securities held in the trust account are in the name of our wholly owned subsidiary, Harbor Acquisition Security Corporation, which was formed on May 1, 2006 specifically for such purpose.

Contractual Obligations

In connection with our initial public offering, we agreed to pay the underwriters a deferred non-accountable expense allowance of $1,620,000 upon the consummation of our initial business combination. We expect that such allowance will be paid out of the proceeds in the trust account. Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission (the “SEC”) in connection with our initial public offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment

Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4. Controls and Procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective at the reasonable assurance level.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A — Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the registration statements on Form S-1 (File Nos. 333-126300 and 333-133589)  filed in connection with our initial public offering. You should consider carefully all of the material risks described in such registration statements, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2006, we entered into a warrant placement agreement with certain of our initial stockholders for the sale of 2,000,000 warrants at a price of $0.65 per warrant, generating total gross proceeds of $1,300,000. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants sold were exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.

On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units that were attributable to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 (or, with respect to the warrants held by the underwriters, $6.25). Our common stock and warrants started trading separately on May 30, 2006. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-126300 and File No. 333-133589).

We paid a total of $4,140,000 in underwriting discounts and approximately $650,000 for costs and expenses related to the offering. The underwriters agreed to defer their non-accountable expense allowance of $1,620,000 until we complete a business combination. After deducting the underwriting discounts and the offering expenses, the total net proceeds to us from the offering were approximately $76,390,000, which was deposited into a trust fund. In addition, the trust fund includes the deferred non-accountable expense allowance, the proceeds from the private placement of $1,300,000 and a loan from an initial stockholder of $150,000. We have agreed to pay the underwriters the deferred non-accountable expense allowance upon the consummation of our initial business combination, less any portion payable to stockholders who convert their shares to cash.

On May 1, 2006, we consummated the sale to Ferris, Baker Watts, Incorporated, for $100, of an option to purchase up to a total of 600,000 units. The units issuable upon exercise of this option are identical to those sold in our initial public offering except that the warrants included in the units have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the offering and have a cashless exercise provision). This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and April 25, 2007, and expiring on April 25, 2011. The purchase option is exercisable on a cashless basis. The purchase option, as well as the units issuable upon exercise of the purchase option, the shares of common stock and warrants underlying the units, and the shares of common stock issuable upon exercise of the warrants included in the units were registered under the Securities Act on the same registration statement on Form S-1 (File No. 333-126300).

For a more detailed description of the use of proceeds from our initial public offering and private placement, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3 — Defaults upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5 — Other Information

On May 30, 2006,  Ferris, Baker Watts, Incorporated, the lead underwriter in our initial public offering, allowed holders of the Company’s units to separately trade the common stock and warrants included in such units as of such date. The common stock and warrants are quoted on the American Stock Exchange under the symbols HAC and HAC.WS, respectively.

Item 6 — Exhibits.

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR ACQUISITION CORPORATION

Date: June 8, 2006	By:	/s/ Robert J. Hanks
Robert J. Hanks
Chief Executive Officer and Treasurer
(Principal Executive Officer)

	By:	/s/ Todd A. Fitzpatrick
Todd A. Fitzpatrick
Vice President
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002