Form 10-Q
period 2006-06-30
Harbor Acquisition Corp.
filed 2006-08-14
CIK 1331945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 10, 2006, 16,800,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

HARBOR ACQUISITION CORP.
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current:
Cash	$557,658	$6,654
Investments held in trust	77,840,000	—
Investments held in trust from Underwriter	1,620,000	—
Investment income not subject to trust	58,835	—
Prepaid Expense	16,600	—
Total current assets	80,093,093	6,654
Deferred offering costs	—	303,509
Total Assets	$80,093,093	$310,163

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Offering Expenses	$124,825	$210,000
Accrued Expenses	77,536	5,000
Notes Payable, Stockholders	150,000	75,000
Advance due to stockholder	5,000	—
Due to Underwriter	1,620,000	—
Income Taxes Payable	200,000	—
Total Liabilites	2,177,361	290,000

Common stock subject to possible conversion, 2,758,620 shares at conversion value	15,560,216	—

Commitments

Stockholders’ Equity

Preferred Stock, $.0001 par value, 1,000,000 shares authorized;
none issued or outstanding	—	—
Common Stock, $.0001 par value, 70,000,000 shares authorized; 16,800,000 shares (which includes 2,758,620 subject to possible conversion) and 3,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	1,680	300
Additional Paid in Capital	62,020,071	24,700
Earnings (Deficit) Accumulated during the development stage	333,765	(4,837)
Total Stockholders’ Equity	62,355,516	20,163

Total Liabilities and Stockholders’ Equity	$80,093,093	$310,163

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

				For the period from
				June 20, 2005 (inception)
	For the three months	For the six months	For the period from	to June 30, 2006
	ended June 30, 2006	ended June 30, 2006	June 20, 2005 to June 30, 2005	(cumulative)

Interest income	$638,959	$638,984	$27	$639,147

Operating Expenses

General & Administrative	98,866	100,382	5,000	105,382

Net Income (Loss) before income taxes	540,093	538,602	(4,973)	533,765

Income tax expense	200,000	200,000	—	200,000

Net Income (Loss)	$340,093	$338,602	$(4,973)	$333,765

Weighted Average number of common shares
outstanding - basic and diluted	13,008,791	8,032,044	3,000,000	5,422,340

Income (Loss) per Share - basic and diluted	$0.03	$0.04	$(0.00)	$0.06

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statements of Stockholders’ Equity

				Earnings (Deficit)
	Common Stock		Additional	Accumulated During the
	Shares	Amount	Paid-in-Capital	Development Stage	Total

Stock issued June 22, 2005 at $ 008 per share	3,000,000	$300	$24,700	$—	$25,000

Net Loss				(4,837)	(4,837)

Balance at December 31, 2005	3,000,000	$300	$24,700	$(4,837)	$20,163
Unaudited:

Sale of Private Placement Warrants	—	—	1,300,000	—	1,300,000

Sale of 13,800,000 Units net of underwriter’s discount and offering expenses (includes 2,758,620 shares subject to possible conversion)	13,800,000	1,380	76,255,487	—	76,256,867

Proceeds subject to possible conversion of 2,758,620 shares	—	—	(15,560,216)	—	(15,560,216)

Sale of underwriter option	—	—	100	—	100

Net Income	—	—	—	338,602	338,602

Balance at June 30, 2006	16,800,000	$1,680	$62,020,071	$333,765	$62,355,516

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the period from
		For the period from	June 22, 2005 (inception)
	For the six months	June 22, 2005 (inception)	to June 30, 2006
	ended June 30, 2006	to June 30, 2005	(cumulative)

Cash Flows From Operating Activities

Net Income (Loss)	$338,602	$(4,973)	$333,765
Adjustment to reconcile net income to net cash provided by operating activities:
Income taxes payable	200,000	—	200,000
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	—	(3,000)
Investment income not subject to trust	(58,835)	—	(58,835)
Accrued expenses	58,936	5,000	63,936

Net Cash provided by Operating Activities	535,703	27	535,866

Cash Flows From Investing Activites

Cash held in Trust Account	(79,460,000)	—	(79,460,000)

Net Cash used in Investing Activities	(79,460,000)	—	(79,460,000)

Cash Flows From Financing Activities

Proceeds from public offering	82,800,000	—	82,800,000
Proceeds from private placement of warrants	1,300,000	—	1,300,000
Proceeds from issuance of underwriting option	100	—	100
Proceeds from sale of stock	—	25,000	25,000
Proceeds from notes payable, Stockholders	150,000	75,000	225,000
Payments of notes payable, Stockholders	(75,000)	—	(75,000)
Payment of offering costs	(4,699,799)	(22,834)	(4,793,308)

Net Cash provided by Financing Activities	79,475,301	77,166	79,481,792

Net increase in Cash	551,004	77,193	557,658

Cash at beginning of period	6,654	—	—

Cash at end of period	$557,658	$77,193	$557,658

Supplemental schedule of non-cash financing activities:
Accrual of Public Offering costs	$124,825	—	$124,825
Advance due to Stockholder for Public Offering costs	$5,000	—	$5,000
Accrual of deferred underwriting fees	$1,620,000	—	$1,620,000

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

The financial statements at June 30, 2006 and for the periods ended June 30, 2006 are unaudited. The condensed financial statements include the accounts of Harbor Acquisition Corporation and its wholly owned subsidiary Harbor Acquisition Security Corporation (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three months and six months then ended, and for the period from June 20, 2005 (inception) through June 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2005 balance sheet has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2. Organization and Business Operations

The Company was incorporated in Delaware on June 20, 2005 as a blank check company whose objective is to acquire an operating business. At June 30, 2006 the Company had neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

All activity through June 30, 2006 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective April 25, 2006. The Company consummated the Public Offering on May 1, 2006, and preceding the consummation of the Public Offering on May 1, 2006 certain officers, directors, and initial shareholders of the Company purchased an aggregate of 2,000,000 warrants at $.65 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the offering, but the purchasers in the Private Placement have waived their rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement and the Offering of approximately $77,500,000 (Note 3).

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

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, $79,460,000 is being held in a trust account (“Trust Fund”) and, commencing

May 2, 2006, is invested in government securities until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other persons it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. Certain of the Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other persons that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Fund), along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,000,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding the deferred portion of the underwriters’ non-accountable expense allowance) has been classified as common stock subject to possible conversion on the accompanying June 30, 2006 balance sheet. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters’ non-accountable expense allowance held in trust (see Note 3).

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

On May 1, 2006, the Company formed a wholly owned subsidiary, Harbor Acquisition Security Corporation, for tax planning purposes. The Company assigned the rights to the investments in the Trust Fund to this subsidiary.

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

 In connection with the Offering, the Company paid the underwriters of the Public Offering (collectively, the “Underwriter”) an underwriting discount of 5.0% of the gross proceeds of the Public Offering ($4,140,000). In addition, a non-accountable expense allowance of 2.25% of the gross proceeds of the Public Offering, excluding the over-allotment option, is due to the Underwriter, who has agreed to deposit the non-accountable expense allowance ($1,620,000) into the Trust Fund until the earlier of the completion of a business combination or the liquidation of the Trust Fund. The Underwriter has further agreed to forfeit any rights to or claims against such proceeds unless the Company successfully completes a business combination. If a business combination is approved and completed, public stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred non-accountable expense allowance.

On May 30, 2006, the warrants separated from the Units and began to trade.

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

In connection with this Offering, the Company issued an option, for $100, to the Underwriter to purchase 600,000 Units at an exercise price of $7.50 per Unit, exercisable on the later of April 25, 2007 or the consummation of a Business Combination. The option has a life of five years from the effective date. The Units that would be issued upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying the option entitles the holder to purchase one share of the Company’s common stock at a price of $6.25 and will have a cashless exercise provision. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholder’s equity. The Company estimated, using the Black-Scholes method, the fair value of the option granted to the underwriter as of the date of grant was approximately $1,516,000 using the following assumptions: (1) expected volatility of 49.3%, (2) risk-free interest rate of 4.635% and (3) expected life of five years. In order to estimate the volatility, the Company considered the historic volatilities of 22 publicly traded companies that operate within the consumer and industrial products sectors.

4. Deferred Offering Costs

Deferred offering costs consisted principally of legal, accounting, and printing fees incurred prior to the Offering which were directly related the Offering. These costs were charged to Stockholders’ equity upon completion of the Offering.

5. Note Payable, Stockholders

The Company issued an aggregate of $75,000 unsecured promissory notes to two of its Initial Stockholders on June 22, 2005. The notes were non-interest bearing and were payable on the earlier of June 15, 2006 or the consummation of the Public Offering. Accordingly, the Company paid off the notes on May 1, 2006. Separately, upon the consummation of the Offering, a shareholder loaned the Company $150,000. The loan will bear interest at

4% per annum and will be paid from the interest earned on the amounts in the Trust Fund. Due to the short term nature of the notes, the fair value of the notes approximates its carrying amount. Subsequent to June 30, 2006, the loan with related interest was paid.

6. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Public Offering. The statement of operations includes $16,700 for the three months ended June 30, 2006.

Pursuant to letter agreements dated June 22, 2005 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The initial stockholders will be entitled to registration rights with respect to their 3,000,000 shares of common stock pursuant to an agreement signed in connection with the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after the date on which these shares of common stock are released from escrow. In addition, the founding stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow.

7. Common Stock

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

8. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9. Reserved Common Stock

At June 30, 2006, 30,200,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriter’s purchase option.

10. Trust Fund

For tax planning purposes, the Company assigned its rights to the cash in the Trust Fund to Harbor Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a “security corporation” entitled to a reduced state corporate tax rate.

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

On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units attributable to the full exercise of the underwriters’ over-allotment option (see “Liquidity and Capital Resources” below).

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

RESULTS OF OPERATIONS

Net Income and Loss

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Offering, and thereafter, certain expenses related to pursuing acquisitions of target businesses. We will not generate any operating revenues until after completion of a Business Combination. We have generated non-operating income in the form of interest income on the cash and cash equivalents and short term investments.

Net income of $340,093 for the three months ended June 30, 2006 consists of interest income primarily on the trust fund investment of $638,335 along with $624 of other interest income reduced by $98,866 of general and administrative expenses and an income tax expense of $200,000. This compares to a net loss of $4,973 for the stub period from June 20, 2005 (inception) to June 30, 2005.

Net income of $338,602 for the six months ended June 30, 2006 consists of interest income primarily on the trust fund investment of $638,335 along with $649 of other interest income reduced by $100,382 of general and administrative expenses and an income tax expense of $200,000.

Net income of $333,765 for the period from June 20, 2005 (inception) to June 30, 2006 (cumulative) consists of interest income primarily on the trust fund investment of $638,335 along with $812 of other interest income reduced by $105,382 of general and administrative expenses and an income tax expense of $200,000.

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

•           miscellaneous expenses.

Beginning on May 1, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain administrative, technology and secretarial services from Grand Cru Management, LLC, an affiliate of Robert J. Hanks, our Chief Executive Officer and Treasurer, and David Dullum, our President and Secretary. In addition, in 2005, Messrs. Hanks and Dullum advanced us an aggregate of $75.000 to us for payment of offering expenses on our behalf. These advances were repaid from the proceeds of the initial public offering that were allocated to pay offering expenses.

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

It is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding suitable Business Combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate.

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

Item 1A – Risk Factors

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

We paid a total of $4,140,000 in underwriting discounts and approximately $650,000 for costs and expenses related to the offering. The underwriters agreed to defer their non-accountable expense allowance of $1,620,000 until we complete a business combination. After deducting the underwriting discounts and the offering expenses, the total net proceeds to us from the offering were approximately $76,390,000, which was deposited into a trust fund. In addition, the trust fund includes the deferred non-accountable expense allowance, the proceeds from the private placement of $1,300,000 and a loan from an initial stockholder of $150,000. We have also agreed to pay the underwriters the deferred non-accountable expense allowance upon the consummation of our initial business combination, less any portion payable to stockholders who convert their shares to cash.

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

Item 4 — Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5 — Other Information

On May 30, 2006, Ferris, Baker Watts, Incorporated, the lead underwriter in our initial public offering, allowed holders of the Company’s units to separately trade the common stock and warrants included in such units as of such date. The common stock, units and warrants are quoted on the American Stock Exchange under the symbols HAC, HAC.U and HAC.WS, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR ACQUISITION CORPORATION

Date: August 14, 2006	By:	/s/ Robert J. Hanks
Chief Executive Officer and Treasurer
(Principal Executive Officer)

	By:	/s/ Todd A. Fitzpatrick
Vice President
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002