Form 10-Q
period 2006-09-30
Harbor Acquisition Corp.
filed 2006-11-14
CIK 1331945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 13, 2006, 16,800,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

HARBOR ACQUISITION CORP.
Table of Contents

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets
Condensed Statement of Operations
Condensed Statement of Stockholders’ Equity
Condensed Statement of Cash Flows
Notes to Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS

Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current:
Cash	$912,709	$6,654
Investments held in trust	77,490,000	—
Investments held in trust from Underwriter	1,620,000	—
Investment income not subject to trust	113,694	—
Prepaid Expense	100,600	—
Total current assets	80,237,003	6,654
Deferred offering costs	—	303,509
Deferred acquisition costs	305,909	—
Deferred tax asset	76,483	—
Total Assets	$80,619,395	$310,163

Liabilities And Stockholders' Equity

Current Liabilities
Accrued Offering Expenses	$—	$210,000
Accrued Expenses	339,502	5,000
Notes Payable, Stockholders	—	75,000
Advance due to stockholder	5,000	—
Due to Underwriter	1,620,000	—
Income Taxes Payable	205,725	—
Total Liabilites	2,170,227	290,000

Common stock subject to possible conversion, 2,758,620 shares at conversion value	15,560,216	—

Commitments

Stockholders' Equity

Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 70,000,000 shares authorized; 16,800,000 shares (which includes 2,758,620 subject to possible conversion) and 3,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	1,680	300
Additional Paid in Capital	62,116,896	24,700
Earnings (Deficit) Accumulated during the development stage	770,376	(4,837)
Total Stockholders' Equity	62,888,952	20,163

Total Liabilities and Stockholders' Equity	$80,619,395	$310,163

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

				For the period from
			For the period from	June 20, 2005 (inception)
	For the three months ended September 30, 2006	For the nine months ended September 30, 2006	June 20, 2005 to September 30, 2005	to September 30, 2006 (cumulative)

Interest income	$958,422	$1,597,406	$120	$1,597,569

Operating Expenses

General & Administrative	242,569	342,951	5,000	347,951

Net Income (Loss) before income taxes	715,853	1,254,455	(4,880)	1,249,618

Income tax expense	279,242	479,242	—	479,242

Net Income (Loss)	$436,611	$775,213	($4,880)	$770,376

Weighted Average number of common shares outstanding - basic and diluted	16,800,000	11,016,177	3,000,000	7,689,032

Income (Loss) per Share - basic and diluted	$0.03	$0.07	($0.00)	$0.10

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity

	Common Stock		Additional	Earnings (Deficit) Accumulated During the
	Shares	Amount	Paid-in-Capital	Development Stage	Total

Stock issued June 22, 2005 at $008 per share	3,000,000	$300	$24,700	$—	$25,000

Net Loss				(4,837)	(4,837)

Balance at December 31, 2005 Unaudited:	3,000,000	$300	$24,700	$(4,837)	$20,163

Sale of Private Placement Warrants	—	—	1,300,000	—	1,300,000

Sale of 13,800,000 Units net of underwriter’s discount and offering expenses (includes 2,758,620 shares subject to possible conversion)	13,800,000	1,380	76,352,312	—	76,353,692

Proceeds subject to possible conversion of 2,758,620 shares	—	—	(15,560,216)	—	(15,560,216)

Sale of underwriter option	—	—	100	—	100

Net Income	—	—	—	775,213	775,213

Balance at September 30, 2006	16,800,000	$1,680	$62,116,896	$770,376	$62,888,952

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from
		For the period from	June 22, 2005 (inception)
	For the nine months	June 22, 2005 (inception)	to September 30, 2006
	ended September 30, 2006	to September 30, 2005	(cumulative)
Cash Flows From Operating Activities

Net Income (Loss)	$775,213	($4,880)	$770,376
Adjustment to reconcile net income to net cash provided by operating activities:
Income taxes payable	205,725	—	205,725
Changes in operating assets and liabilities:
Prepaid expenses	(100,600)	—	(100,600)
Investment income not subject to trust	(113,694)	—	(113,694)
Deferred tax asset	(76,483)	—	(76,483)
Accrued expenses	121,526	5,000	126,526

Net Cash provided by Operating Activities	811,687	120	811,850

Cash Flows From Investing Activites

Payment of deferred acquisition costs	(92,933)	—	(92,933)
Estimated tax payments from Trust Account	350,000	—	350,000
Cash held in Trust Account	(79,460,000)	—	(79,460,000)

Net Cash used in Investing Activities	(79,202,933)	—	(79,202,933)

Cash Flows From Financing Activities

Proceeds from public offering	82,800,000	—	82,800,000
Proceeds from private placement of warrants	1,300,000	—	1,300,000
Proceeds from issuance of underwriting option	100	—	100
Proceeds from sale of stock	—	25,000	25,000
Proceeds from notes payable, Stockholders	150,000	75,000	225,000
Payments of notes payable, Stockholders	(225,000)	—	(225,000)
Payment of offering costs	(4,727,799)	(83,509)	(4,821,308)

Net Cash provided by Financing Activities	79,297,301	16,491	79,303,792

Net increase in Cash	906,055	16,611	912,709

Cash at beginning of period	6,654	—	—

Cash at end of period	$912,709	$16,611	$912,709

Supplemental schedule of non-cash financing activities:
Advance due to Stockholder for Public Offering costs	$5,000	—	$5,000
Accrual of deferred underwriting fees	$1,620,000	—	$1,620,000
Supplemental schedule of non-cash investing activities:
Accrual of deferred acquisition costs	$212,976	—	$212,976

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

The financial statements at September 30, 2006 and for the periods ended September 30, 2006 are unaudited. The condensed financial statements include the accounts of Harbor Acquisition Corporation and its wholly owned subsidiary Harbor Acquisition Security Corporation (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three months and nine months then ended, and for the period from June 20, 2005 (inception) through September 30, 2006.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2005 balance sheet has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2. Organization and Business Operations

The Company was incorporated in Delaware on June 20, 2005 as a blank check company whose objective is to acquire an operating business. At September 30, 2006 the Company had neither engaged in any operations nor generated significant operating revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

All activity through September 30, 2006 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

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

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, $79,460,000 is being held in a trust account (“Trust Fund”) and, commencing May 2, 2006, is invested in government securities until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Fund as described below. During the quarter ended September 30, 2006, the Trust Account was reduced by $350,000 in order to make estimated tax payments, leaving a balance of $79,110,000 as of September 30, 2006. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other persons it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. Certain of the Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other persons that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining  proceeds (not held in the Trust Fund), along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,000,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding the deferred portion of the underwriters’ non-accountable expense allowance) has been classified as common stock subject to possible conversion on the accompanying September 30, 2006 balance sheet. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters’ non-accountable expense allowance held in trust (see Note 3).

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

The Initial Stockholders are entitled to registration rights with respect to their founding shares and private placement warrants pursuant to agreements dated April 25, 2006. The holders of the majority of these shares and warrants are entitled to make up to two demands that the Company register these shares. In addition, the Initial Stockholders have “piggy-back” registration rights on certain registration statements filed subsequent to the consumation of a Business Combination.

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

5. Deferred Acquisition Costs

Deferred acquisition costs consist principally of legal fees directly associated with the negotiation and execution of the Stock Purchase Agreement with Elmet Technologies Inc. (see footnote 12). These costs will be treated as part of the purchase price upon the closing of the transaction.

6. Note Payable, Stockholders

The Company issued an aggregate of $75,000 unsecured promissory notes to two of its Initial Stockholders on June 22, 2005. The notes were non-interest bearing and were payable on the earlier of June 15, 2006 or the consummation of the Public Offering. Accordingly, the Company paid off the notes on May 1, 2006. Separately, upon the consummation of the Offering, a shareholder loaned the Company $150,000. The loan will bear interest at 4% per annum and will be paid from the interest earned on the amounts in the Trust Fund.  Due to the short term nature of the notes, the fair value of the notes approximates its carrying amount.  The loan with related interest was paid in full on July 5, 2006.

7. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Public Offering.  The statement of operations includes $39,200 for the nine months ended September 30, 2006.

Pursuant to letter agreements dated June 22, 2005 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

8. Common Stock

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

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

10. Reserved Common Stock

At September 30, 2006, 30,200,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriter’s purchase option.

11. Trust Fund

For tax planning purposes, the Company assigned its rights to the cash in the Trust Fund to Harbor Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a “security corporation” entitled to a reduced state corporate tax rate.

12. Subsequent Events

On October 17, 2006, the Company entered into a Stock Purchase Agreement with Elmet Technologies, Inc (“Elmet”) and the holders of all of the outstanding shares and warrants of Elmet.  Subject to the terms and conditions of the Stock Purchase Agreement, the Company has agreed to acquire all of the outstanding Elmet shares and all of its outstanding warrants.  The acquisition is expected to be consummated during the first quarter of 2007, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  The pending transaction is further described in the Company’s current report filed with the U.S. Securities and Exchange Commission on Form 8-K on October 17, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We are a “blank check” company organized under the laws of the State of Delaware on June 20, 2005 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with an operating business in the consumer or industrial products sectors.  Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred non-accountable expense allowance of the underwriters held in trust) at the time of such acquisition.  We intend to use cash derived from the proceeds of our recently completed public offering and concurrent private placement of warrants, together with borrowings under our proposed senior secured credit facilities, to effect such business combination.

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

On October 17, 2006, we entered into a definitive Stock Purchase Agreement with Elmet Technologies, Inc (“Elmet”) and the holders of all of the outstanding shares and warrants of Elmet.  Subject to the terms and conditions of the Stock Purchase Agreement, the Company has agreed to acquire all of the outstanding Elmet shares and all of its outstanding warrants.  The acquisition is expected to be consummated during the first quarter of 2007, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  The transaction is further described in the Company’s current report filed with the U.S. Securities and Exchange Commission on Form 8-K on October 17, 2006.   However, we cannot assure investors that we will be able to close the Elmet acquisition or, in the event we do not complete such acquisition, find and close a suitable alternative business combination in the allotted time.

Results of Operations

Net Income and Loss

We have neither engaged in any business operations nor generated any operating revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our public offering, and thereafter, pursuing potential acquisitions of target businesses. We will not generate any operating revenues until after completion of a business combination. We have generated non-operating income in the form of interest income on our cash and cash equivalents and short-term investments.

Net income of $436,611 for the three months ended September 30, 2006 consists of interest income primarily on the trust fund investment of $955,609 along with $2,813 of other interest income reduced by $242,569 of general and administrative expenses and an income tax expense of $279,242.

Net income of $775,213 for the nine months ended September 30, 2006 consists of interest income primarily on the trust fund investment of $1,593,944 along with $3,462 of other interest income reduced by $342,951 of general and administrative expenses and an income tax expense of $479,242.

Net income of $770,376 for the period from June 20, 2005 (inception) to September 30, 2006 (cumulative) consists of interest income primarily on the trust fund investment of $1,593,944 along with $3,625 of other interest income reduced by $347,951 of general and administrative expenses and an income tax expense of $479,242.

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

The net proceeds from the private placement of warrants and the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $650,000 and underwriting discounts of $4,140,000 and an underwriters non-accountable expense allowance of $1,620,000, were approximately $76,390,000, which is being held in a trust account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. In addition, the trust contains the proceeds from the private placement of warrants described above, a $150,000 loan from one of our initial stockholders that will be repaid from interest earned on the trust, and the underwriters’ non-accountable expense allowance of $1,620,000, which they have agreed to defer until the consummation of a business combination and to forfeit if we do not consummate a business combination. In total, we deposited $79,460,000 into the trust account.  During the quarter ended September 30, 2006, the trust account was reduced by $350,000 in order to make estimated tax payments, leaving a balance of $79,110,000 as of September 30, 2006.  In addition, the $150,000 loan from our stockholder was repaid from interest earned on the trust account.

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

On October 17, 2006, we entered into a commitment letter for proposed new senior secured credit facilities consisting of a $50.0 million term loan facility and a $20.0 million revolving loan facility.  We anticipate such facilities will become effective upon the closing of our acquisition of Elmet.

We will receive up to $1,850,000 from interest earned on the trust account to finance our operations prior to consummating a business combination. In addition to the funds now in the trust account and such interest, we anticipate that we will borrow approximately $53 million under our proposed new senior secured credit facilities to complete the acquisition. However, we cannot assure you that this will be the case. In addition to the funds we will expend to complete the Elmet acquisition, we currently anticipate that, by the closing of the Elmet acquisition (assuming the acquisition is closed in the first quarter of 2007), we will have incurred approximately $1.4 million of expenses for the following purposes:

•                                          costs incurred to identify the Elmet acquisition and other  potential target companies for which negotiations were abandoned;

•                                          due diligence and investigation of Elmet and other prospective target businesses;

•                                          legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•                                          structuring and negotiating the Elmet acquisition;

•                                          payment of $82,500 in administrative fees due to an affiliate of two of our directors;

•                                          repayment of the $150,000 loan from an affiliate of two of our directors; and

•                                          miscellaneous expenses.

Beginning on May 1, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain administrative, technology and secretarial services from Grand Cru Management, LLC, an affiliate of Robert J. Hanks, our chief executive officer and treasurer, and David A. R. Dullum, our president and secretary.  In addition, in 2005, Messrs. Hanks and Dullum advanced an aggregate of $75,000 to us for payment of offering expenses on our behalf. These advances were repaid from the proceeds of the initial public offering that were allocated to pay offering expenses.

If we are unable to close the Elmet acquisition and thereafter fail to find and acquire a suitable other target business by October 31, 2007 (or April 30, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 31, 2007), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit public offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants may expire worthless if we liquidate before the completion of a business combination.

It is possible that, if we are unable to close the Elmet acquisition, we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding another suitable business combination without securing additional financing.  If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

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

HARBOR ACQUISITION CORPORATION

Date: November 14, 2006	By:	/s/ Robert J. Hanks
Chief Executive Officer and Treasurer
(Principal Executive Officer)

	By:	/s/ Todd A. Fitzpatrick
Vice President
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002