Form 10-K
period 2006-12-31
Harbor Acquisition Corp.
filed 2007-04-02
CIK 1331945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-32688

HARBOR ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-2518836
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Boston Place, Suite 3630
Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(617) 624-8409

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par value $.0001 per share	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange
Units consisting of one share of Common Stock	American Stock Exchange
and two Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $ 55,600,000, calculated on the basis of the closing price of the registrant’s common stock as reported by the American Stock Exchange on such date.

As of March 26, 2007, 16,800,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

HARBOR ACQUISITION CORPORATION
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those “Risk Factors” set forth in Item 1A and elsewhere in this report and those detailed from time to time in our other filings with the Securities and Exchange Commission. These statements are based on our management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•       the failure of our stockholders to approve the acquisition of Elmet Technologies, Inc. (“Elmet”) as described elsewhere in this report and the transactions contemplated thereby;

•       the number and percentage of our stockholders voting against the Elmet acquisition and electing to exercise their conversion rights;

•       the continued ability of Elmet to successfully execute its business plan involving the proper management of its human resources and assets;

•       demand for the products and services that Elmet provides;

•       continued availability of, and changes in pricing for, raw materials used by Elmet;

•       the ability of Elmet to anticipate and adequately respond to competition;

•       changing interpretations of generally accepted accounting principles;

•       costs associated with continued compliance with government regulations;

•       legislation or regulatory environments, requirements or changes adversely affecting the businesses in which Elmet is engaged;

•       general economic conditions, geopolitical events and regulatory changes; and

•       those other risks and uncertainties detailed under the heading “Risk Factors” set forth in Item 1A of this report.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which Elmet operates, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which Elmet operates, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. Furthermore, the forward-looking statements in this report speak only as of the date of the report and the events described therein may not occur in light of the risks, uncertainties and assumptions referenced above.

PART I

ITEM 1.                BUSINESS

General

We are a “blank check” company organized under Delaware law on June 20, 2005 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the consumer or industrial products sectors. Our principal executive offices are located at One Boston Place, Suite 3630, Boston, Massachusetts 02108. Our website is www.harboracquisition.com and our telephone number is 617-624-8409.

A registration statement for our initial public offering was declared effective on April 25, 2006. On May 1, 2006, we completed the sale of 13,800,000 units in our initial public offering, including 1,800,000 units attributable to the full exercise of the underwriters’ over-allotment option. Each of our units consists of one share of our common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. The net proceeds from our initial public offering were approximately $76,350,000, after deducting offering expenses of approximately $690,000, underwriting discounts of $4,140,000, and an underwriters’ non-accountable expense allowance of $1,620,000. We deposited into a trust account a total of $79,460,000, consisting of the net proceeds of the public offering and the $1,300,000 proceeds from our concurrent warrant placement, the underwriters’ non-accountable expense allowance, and the proceeds of a $150,000 loan from an affiliate of two of our directors. The trust account also includes an additional $40,000, representing the difference between estimated offering expenses of $650,000 and actual offering expenses of $690,000. The underwriters have agreed to defer payment of their non-accountable expense allowance until we consummate a business combination and to forfeit the allowance if we do not consummate a business combination within the time period permitted by our certificate of incorporation. Upon the consummation of a business combination, we will pay the deferred non-accountable expense allowance to the underwriters, provided that, to the extent less than 20% of our public stockholders vote against the combination and elect to exercise their conversion rights, a pro rata portion of such allowance will be paid to such stockholders and not to the underwriters.

We will use up to $1,850,000 of the interest earned on the trust account in order to repay the $150,000 loan described above (which we repaid in full, with interest at an annual rate of 4%, on July 5, 2006) and our business, legal and accounting due diligence expenses on prospective business combinations and continuing general and administrative expenses. As of December 31, 2006, we had received from the trust account $1,599,500 (net of tax payments) of the $1,850,000 of interest which we may use for payment of our expenses. During the period from the completion of our initial public offering on May 1, 2006 and December 31, 2006, we incurred a total of $1,132,067 of such expenses, and we have paid all of such amount (or will pay in regard to amounts accrued as of December 31, 2006) using interest withdrawn from the trust account for that purpose. Based on the total amount of such expenses which we incurred through December 31, 2006 and which we now estimate will be incurred through the closing of the acquisition referred to below, we anticipate that the $1,850,000 of interest available to pay such expenses will be sufficient to pay all such expenses.

Recent Developments

On October 17, 2006, we entered into a stock purchase agreement with Elmet Technologies, Inc. (“Elmet”) and the holders of all of the outstanding shares and warrants of Elmet. Subject to the terms and conditions of the stock purchase agreement, we have agreed to acquire all of the outstanding Elmet shares and all of its outstanding warrants. The acquisition is expected to be consummated during the second quarter of 2007, after the required approval by our stockholders and the fulfillment of certain other conditions. This pending transaction is further described in the Company’s current report filed with the Securities and Exchange Commission on Form 8-K on October 17, 2006.

Fair market value of target business

Pursuant to our certificate of incorporation, the initial target business that we acquire must have a fair market value equal to at least 80% of our net assets (excluding the deferred non-accountable expense allowance of the underwriters held in trust) at the time of such acquisition. Our board of directors has determined that this test will be met in connection with our proposed acquisition of Elmet. Furthermore, our board of directors received a written opinion dated October 11, 2006 from Houlihan Smith & Company, Inc., an independent investment banking firm, that, as of the date thereof and based upon and subject to the assumptions, factors, qualifications and limitations set forth therein, the consideration to be paid by us in the proposed acquisition is fair, from a financial point of view, to our stockholders who are unaffiliated with Elmet and that the fair value of Elmet is at least 80% of our net assets.

Stockholder approval of business combination

As required by our certificate of incorporation, we will proceed with the acquisition only if a majority of the shares of our common stock voted by our public stockholders are voted in favor of the acquisition and public stockholders owning less than 20% of our shares sold in our initial public offering exercise their conversion rights. In connection with the vote required for our initial business combination, our initial stockholders have agreed to vote all of their shares of common stock (whenever acquired) in accordance with the majority of the shares of common stock voted by the public stockholders.

Conversion rights

Each public stockholder who votes against the acquisition has the right to have such stockholder’s shares of common stock converted to cash if the acquisition is approved and completed. Our initial stockholders will not have this right as to the 3,000,000 shares of common stock they acquired prior to our initial public offering. The actual per share conversion price will be equal to the amount in the trust account (including any interest to the extent not required to pay accrued taxes and our expenses as described above), calculated as of two business days prior to the consummation of the acquisition, divided by the number of shares sold in our initial public offering. As of December 31, 2006, we estimate that the per share conversion price was approximately $5.76, or $0.24 less than the price ($6.00 per unit) we sold each unit for in our initial public offering. An eligible stockholder may request conversion at any time after receipt of the proxy statement and prior to the vote taken on the acquisition at the special meeting, but the request will not be granted unless the stockholder votes against the acquisition and timely exercises such holder’s conversion rights and the acquisition is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to completion of the vote on the acquisition at the special meeting but (if the acquisition is approved) will be irrevocable after such date. We anticipate that the funds to be distributed to stockholders, if any, who are entitled to convert their shares and who timely elect conversion will be distributed promptly after completion of the acquisition. Public stockholders who convert their stock into their share of the trust account will retain the right to exercise the warrants they received as part of the units. We will not complete any business combination if public stockholders owning 20% or more of the shares sold in our initial public offering both vote against the acquisition and exercise their conversion rights.

Liquidation if no business combination

Our certificate of incorporation requires us to liquidate if we do not complete a business combination by October 31, 2007, or April 30, 2008 if we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to October 31, 2007. We signed the definitive stock purchase agreement with Elmet on October 17, 2006, and therefore have until April 30, 2008 to complete the acquisition of Elmet.

As of December 31, 2006, we estimate the per share liquidation price was approximately $5.76 per share as described above. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders, and the actual per share liquidation price might be less than $5.76, due to claims of creditors. We have sought to obtain from any potential creditors waivers of any claims that they might make against the trust account. The stock purchase agreement contains such a waiver from Elmet and the Elmet stockholders, the Houlihan engagement letter contains such a waiver from Houlihan, and we have obtained such waivers from each of the other vendors or parties whom we have engaged and whose respective billings to us during the period from the completion of our initial public offering on May 1, 2006 to December 31, 2006 exceeded $50,000. However, there is no assurance that we will be successful in obtaining waivers from all creditors who might make claims against the trust account in the future if we were forced to liquidate prior to completion of a business combination. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, John Carson, our chairman of the board, Robert J. Hanks, our chief executive officer, and David A.R. Dullum, our president, have agreed to indemnify us against any claims by any vendor, prospective target business or other entities that are owed money from us for services rendered or products sold to us that would reduce the amount of the funds in the trust. However, we cannot assure you that Messrs. Carson, Hanks and Dullum would be able to satisfy those obligations in all instances. In the event that any of Messrs. Carson, Hanks and Dullum were not to honor their indemnification obligations described above, we would be obligated to bring suit against them to enforce such obligations.

If we fail to consummate a business combination by October 31, 2007, or April 30, 2008, if we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to October 31, 2007, upon notice from us, the trustee will commence liquidating the investments held by the trust account and will turn over the proceeds to the transfer agent for distribution to our public stockholders.

Each of our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if such stockholder elects to convert his respective shares into cash upon a business combination which that stockholder voted against and which is actually completed by us. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account.

Harbor’s strategy if the acquisition is completed

If we are able to complete the acquisition of Elmet, we plan to pursue a balanced but aggressive strategy of internal growth and complementary acquisitions. We believe that Elmet has excellent management and products, and that Elmet is well positioned to continue to expand its current business. We plan for Elmet to accelerate this growth by finding and acquiring businesses with complementary products and customer relationships. In this way, we believe we will be able to improve our revenue growth and achieve economies of scale that will further enhance our profitability. Although we are often engaged in preliminary discussions with other acquisition candidates, as of the date of this report neither we nor Elmet is a party to any letter of intent or definitive agreement with respect to any acquisition other than the acquisition contemplated in this report.

Upon the closing of the Elmet acquisition, we will apply all of the trust fund, net of payment of the underwriters’ deferred non-accountable expense allowance, any conversion payment to our public stockholders and our expenses in connection with the acquisition, as a portion of the closing consideration to be used to pay off all of Elmet’s then outstanding debt and make required payments to the Elmet stockholders. We anticipate obtaining $70 million of term and revolving loan facilities to be consummated at the closing of the acquisition, which we will utilize to fund the remaining portion of the cash consideration for the acquisition and our future working capital needs.

Proxy Statement

A more complete discussion of our proposed acquisition will be contained in a definitive proxy statement to be filed with the Securities and Exchange Commission. A preliminary proxy statement with respect to the acquisition was filed with the Commission on December 12, 2006 and amended on February 22, 2007.

Employees

We currently have no employees. Our directors and officers are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We intend to have no full-time employees prior to the consummation of a business combination. We have agreed to employment arrangements with certain of the current Elmet executive officers who will serve as executive officers of Elmet and Harbor following the closing of the acquisition.

Periodic Reporting and Audited Financial Statements

We have registered our securities under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement to file annual and quarterly reports with the Securities and Exchange Commission. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited by our independent registered public accounting firm. To date, we have filed quarterly reports on Form 10-Q covering the quarterly periods ended June 30, 2006 and September 30, 2006.

Legal Proceedings

We are not involved in any legal proceeding which have had or may have a significant effect on our business, financial positions, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened to which any of our directors or officers are party or which may have a significant effect on our business, financial position, results of operations or liquidity.

ITEM 1A.        RISK FACTORS

In addition to the other information included in this report, you should also consider the following risk factors in evaluating our prospects.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur. Although we have entered into an agreement to acquire Elmet, we cannot assure you that we will be able to close the acquisition or, in the event we do not complete such acquisition, that we will find and close a suitable alternative business combination in the time permitted by our certificate of incorporation.

We have a limited operating history and may not be able to continue as a going concern.

We have not commenced any operations, but have entered into an agreement to acquire Elmet. This acquisition would fulfill the conditions of a business combination required to release the funds held in the trust account to us. If this acquisition is not completed, we intend to immediately resume the search for another suitable business combination; however, there is no assurance that such a suitable business combination would be identified and consummated within the requisite time periods. If we do not consummate such an acquisition within the requisite time periods, we would be required to distribute the funds held in the trust account to the holders of our common stock issued in our initial public offering (our “public stockholders”). We believe that our existing cash resources will be sufficient to cover operating costs and expenses until the acquisition of Elmet is consummated. However, if we do not consummate the acquisition of Elmet, we would be required to obtain additional financing to continue our search for another suitable business combination and continue as a going concern.

If we are unable to complete a business combination and are forced to liquidate and distribute the trust account, our public stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per share liquidation distribution will be less than $6.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.

Under Delaware law, the requirements and restrictions relating to our public offering contained in our certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our public stockholders by such requirements and restrictions.

Our certificate of incorporation sets forth certain requirements and restrictions relating to our public offering that shall apply to us until the consummation of a business combination. Specifically, our certificate of incorporation provides, among other things, that:

•       prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval;

•       we may consummate our initial business combination if: (i) approved by a majority of the shares of common stock voted by the public stockholders, and (ii) public stockholders owning less than 20% of the shares purchased by the public stockholders in our initial public offering exercise their conversion rights;

•       if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account;

•       if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in our certificate of incorporation, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account; and

•       we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets the conditions specified in this report, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets at the time of such business combination.

Our certificate of incorporation prohibits the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of the certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. Although our executive officers expect to devote substantial time to our business, they are engaged in other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ or directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

We may not be able to consummate a business combination within the required time frame, in which case we would be forced to liquidate.

We must complete a business combination with a fair market value as determined in the reasonable discretion of our board of directors of at least 80% of our net assets, not including the underwriters’ deferred non-accountable expense allowance, at the time of acquisition within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of the offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of the offering and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies.

We may be deemed to be a “blank check” company under the U. S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we believe that we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419 under the Securities Act of 1933, as amended. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, our units became immediately tradable and we have a longer period of time to complete a business combination in certain circumstances.

Our board of directors may not accurately determine the fair market value of a targeted acquisition.

Fair market value of the target company will be determined in the reasonable discretion of our board of directors. Our board of directors may, but will not be required to, obtain an opinion from an investment banking firm or other valuation expert to confirm its determination of fair market value. If our board of directors, or any investment banking firm or other expert upon whose opinion our board may rely, overestimates the fair market value of a company that we acquire, then the value of our securities could be adversely affected.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders would be less than $5.76 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that even if such third parties execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. If we engage any vendor that refuses to execute such a waiver, or if a claim were nonetheless initiated by a party that executed a waiver, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per share liquidation price could be less than $5.76, plus interest, due to claims of such creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, John Carson, our Chairman of the Board, Robert J. Hanks, our Chief Executive Officer, and David A.R. Dullum, our President, have agreed to indemnify us against any claims by any vendor, prospective target business or other entities that are owed money from us for services rendered or products sold to us that would reduce the amount of the funds in the trust. However, we cannot assure you that Messrs. Carson, Hanks and Dullum will be able to satisfy those obligations in all instances.

We may issue shares of our capital stock to complete a business combination which would reduce the equity interest of our stockholders and could likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 70,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 21,800,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Under the stock purchase agreement, we have agreed to issue up to 2,191,000 shares of our common stock to Elmet stockholders, and may be obligated in the future to issue additional shares worth up to $11.2 million at the time of issuance, as a contingent payment to the Elmet stockholders. In addition, our board of directors has authorized, subject to stockholder approval and the consummation of the Elmet acquisition, an incentive compensation plan under which we would reserve 1,000,000 shares of our common stock for future issuance to employees, directors and consultants. We have no other commitments to issue our securities. However, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•       may significantly reduce the equity interest of investors in our public offering;

•       may subordinate the rights of holders of common stock if the preferred stock is issued with rights senior to those afforded to our common stock;

•       could likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•       may adversely affect prevailing market prices for our common stock.

We intend to secure bank financing in connection with the Elmet acquisition and we may issue other debt securities to effect a business combination, which could subject us to risks associated with debtors.

We may issue debt securities in connection with a business combination. We intend to secure bank financing in connection with the Elmet acquisition. Such bank financing or the issuance of other debt securities could result in:

•       default and foreclosure on our assets if our operating revenues after a business combination were insufficient to service our debt obligations;

•       acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•       our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•       our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if a business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund the business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or the business combination may be more highly leveraged than desirable. As a result, we may not be able to effectuate the most attractive business combination available to us.

Our current officers and directors may resign upon consummation of a business combination and we will have only limited ability to evaluate the management of any target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. Upon consummation of a business combination, the role of our key personnel in the target business cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, they are not currently obligated to do so. We anticipate that members of our current management will not serve as executive officers following a business combination but may continue to serve as directors or consultants, which may result in a conflict of interest. We will attempt to retain the management of the target business or we will recruit new management team members to join the target business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Some of our officers and directors are currently, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors are currently affiliated with private equity firms that seek to invest in or acquire middle market companies. In addition, although none of our officers or directors are currently affiliated with other publicly traded blank check companies, they may in the future become so affiliated. Furthermore, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors directly or indirectly own shares of our common stock that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors directly or indirectly own stock in our company, but do not have a right with respect to those shares of common stock acquired by them prior to our initial public offering to receive distributions upon our liquidation. In addition, certain of our initial stockholders have purchased 2,000,000 warrants in the private placement for an aggregate purchase price of $1,300,000. The shares of common stock acquired by our officers and directors prior to our initial public offering, as well as any warrants owned by our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination within the required time frame. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

Our initial business combination must be with a business with a fair market value (as determined in the reasonable discretion of our board of directors) of at least 80% of our net assets at the time of such acquisition (not including the underwriters’ deferred non-accountable expense allowance). Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

•       solely dependent upon the performance of a single business; or

•       dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

None of our officers or directors have ever been a principal of, or have ever been affiliated with, a publicly traded company formed with a business purpose similar to ours.

Our officers and directors have never served as officers or directors of a development stage public company with the business purpose of raising funds to acquire an operating business. Accordingly, you may not be able to adequately evaluate their ability to successfully consummate a business combination for a publicly traded company organized for such a purpose.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Furthermore, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may have to use a portion of the funds not held in trust to pay a “no-shop” fee to an acquisition target.

We may use a portion of the funds not held in the trust account to make a deposit or pay a “no-shop” fee provision with respect to a prospective business combination. Depending on the size of such payment and the amount of funds already expended for due diligence and related expenses, our forfeiture of such payments, whether as a result of our breach or otherwise, may result in our not having sufficient funds to continue searching for or conducting due diligence with respect to another target business or complete a business combination. If we expend the proceeds not held in trust from our initial public offering, management is not obligated to advance us any additional funds. Without additional financing after such an event, we may be unable to complete a business combination. Furthermore, the limited amount of funds raised in our initial public offering and not held in trust may limit our ability to fund a deposit or no-shop fee, which could make us less competitive in attracting an acquisition target.

If additional financing is required, we may be unable to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on favorable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders are required to provide any financing to us in connection with or after a business combination.

The American Stock Exchange may in the future delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure that our securities will continue to be listed on the American Stock Exchange (“AMEX”) in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•       reduced liquidity with respect to our securities;

•       a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and could possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•       limited amount of news and analyst coverage for our company; and

•       a decreased ability to issue additional securities or obtain additional financing in the future.

In the event that our securities are not listed on the American Stock Exchange, we anticipate that our units, common stock and warrants will be quoted on the OTC Bulletin Board, but we cannot assure that our securities will be so quoted, or, if quoted, will continue to be quoted.

Our initial stockholders, including our officers and directors, control a substantial interest in us and this may influence certain actions requiring a stockholder vote.

Our initial stockholders (including all of our officers and directors) collectively own 17.9% of our issued and outstanding shares of common stock. In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering, as well as any shares of common stock acquired following the offering, in accordance with the majority of the shares of common stock voted by the public stockholders. However, our initial stockholders will have substantial influence over other matters that may be voted upon by the stockholders, such as the election of directors.

Target business may be affiliated with one or more of our initial stockholders.

We may complete a business combination with a target company with which one or more of the initial stockholders is affiliated or has been affiliated, which may give rise to a conflict of interest. For example, each of Mr. Hanks and Mr. Dullum are managers of venture capital firms that have invested in middle market companies across the United States. We may complete a business combination with a target company in which such venture capital firms has invested, which may give rise to a conflict of interest because Mr. Hanks and Mr. Dullum would be affiliated with an investor in such a target company. In the event we propose to acquire a target company that is affiliated with one of our initial stockholders, we will obtain an opinion from an independent investment banking firm that the business combination is fair from a financial point of view and will file such opinion with the Securities and Exchange Commission.

Risks Related to Our Acquisition of Elmet

As a result of the acquisition, our stockholders will be solely dependent on a single business.

As a result of the acquisition, our stockholders will be solely dependent upon the performance of Elmet and its business. Elmet will remain subject to a number of risks that relate primarily to the specialty materials industry in which Elmet is engaged. See “Risks Related to Elmet’s Business and Operations Following the Acquisition” below.

In connection with the acquisition, we anticipate borrowing $50 million under senior secured credit facilities to be established upon the closing. That borrowing and subsequent borrowings under those facilities will require us to pay significant interest in the future, and the credit agreement for such facilities will impose restrictions on our and Elmet’s future operations.

Upon the closing of the acquisition, we anticipate that we and Elmet will enter into a credit agreement pursuant to which we will establish $70 million of senior secured credit facilities, consisting of a six-year $50 million term loan facility and a five-year $20 million revolving loan facility. The commitment letter for such facilities provides that we will borrow all of the $50 million term loan at the closing of the acquisition. Depending on the extent, if any, to which our public stockholders vote against the acquisition and exercise their conversion rights, we anticipate that we will use between $35 million and $50 million of the $50 million term loan to pay off all of Elmet’s then outstanding debt and pay the closing consideration we will then owe to the Elmet stockholders. Although we do not currently anticipate borrowing any funds under our $20 million revolving loan facility at the time of the closing, we now anticipate we will borrow under such facility in the future for capital expenditures and working capital purposes.

To the extent we borrow funds under our new senior credit facilities either at or subsequent to the closing, we will thereafter be required to pay significant interest on such borrowings. Borrowings under our new credit facilities will bear interest at LIBOR plus an applicable margin ranging from 1.5% to 2.5% per annum, depending upon the leverage ratio of our total debt to EBITDA as calculated in accordance with the credit agreement. Assuming that the average interest rate on the $50 million term loan we will borrow at the closing (and will amortize on a quarterly basis to $45 million over the first year following the closing) is 8% per annum, we estimate that we will pay approximately $2.6 million of interest on our borrowings during the first year following the closing.

Furthermore, the credit agreement under which the facilities will be established will restrict our and Elmet’s ability to sell assets, incur more indebtedness, pay dividends on our common stock, make certain investments or business acquisitions, repurchase or redeem our stock, engage in business mergers or consolidations, and engage in certain transactions with affiliated parties. The credit agreement will also contain financial covenants with which we and Elmet must comply in order to avoid a default under the agreement. If we were to default under the agreement, the administrative agent for the lenders could proceed against the collateral thereunder, which will include substantially all of our and Elmet’s assets. We anticipate that the credit agreement will expire upon the fifth anniversary of the closing (for purposes of the revolving loan facility) and the sixth anniversary of the closing (for purposes of the term loan facility), but that any new or amended credit agreement which we may then enter into with the same or different lenders will likely contain similar restrictions.

To the extent, if any, that our public stockholders vote against the acquisition and exercise their conversion rights, we will be required to use an increased portion of the borrowing under our senior credit facilities to pay the closing consideration for Elmet.

Pursuant to our certificate of incorporation, our public stockholders will have the right to vote against the acquisition and, if the acquisition is completed, convert their shares of common stock into a pro rata share of the cash held in the trust account we established upon the completion of our public offering. We will proceed with the acquisition only if public stockholders owning 20% or more of the shares sold in our initial public offering (2,760,000 or more of such shares) do not vote against the acquisition and exercise their conversion rights. However, to the extent, if any, our public stockholders vote against the acquisition and exercise their conversion rights, we will be able to proceed with the acquisition but will be unable to apply up to approximately $15.6 million of the funds held in the trust account to the cash consideration and expenses we will pay upon the closing. In such event, we will be required to use an increased portion of the $50 million term loan borrowed under our senior secured credit facilities for such purpose, and this will reduce the aggregate amount of the proceeds from such term loan and the funds available under our $20 million revolving facility which we will be able to use for other purposes such as future capital expenditures and working capital.

If the acquisition’s benefits do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the acquisition if:

•       we do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts; or

•       the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price.

Our directors may have conflicts in determining to recommend the acquisition of Elmet since certain of their interests, and certain interests of their affiliates and associates, are different from, or in addition to, your interests as a stockholder.

Members of our board of directors have interests in and arising from the acquisition of Elmet that are different from, or in addition to, your interests as a stockholder which could result in real or perceived conflicts of interest. These interests include:

•       Robert J. Hanks, our chief executive officer and a member of our board of directors, served as a member of the Elmet board of directors from January 2004 to September 2006, and three investment funds (New England Partners Capital, L.P., Harbor Partners II, L.P., and Latona Associates Fund I, LLC) with which certain of our directors and officers are affiliated are the holders of approximately 7.4% of Elmet’s issued and outstanding shares (8.3% on a fully-diluted basis including the outstanding Elmet warrants). If the acquisition is completed, those three funds will receive at the time of the closing a total of $7.26 million dollars (including repayment of $912,500 principal amount of Elmet’s subordinated notes they now hold and $6.35 million for the shares of Elmet common stock and warrants they now hold), and Harbor will issue to those three funds (or reserve for future issuance upon exercise of their “Put Right”) a total of 113,433 shares of Harbor common stock. To the extent (if any) that Harbor becomes obligated to pay in the future to the Elmet stockholders the contingent payment under the stock purchase agreement, those three funds could potentially receive up to an additional $1.38 million in cash and additional Harbor shares worth up to $922,022 at the time those additional shares are issued.

•       The Harbor directors and officers who are affiliated with those three investment funds described in the previous paragraph now collectively have approximately a 1% indirect interest in the cash payments and Harbor shares which those funds will receive. However, those Harbor directors and officers could in the future collectively receive up to an approximately 13% indirect “profits” interest in such cash payments and Harbor shares if certain performance criteria set forth in the organizational documents of those funds are satisfied.

•       The Elmet subordinated notes and shares of Elmet common stock and warrants which the three investment funds described above now hold were derived from an investment of $3 million which those funds made (along with aggregate investments of $10.5 million by other institutional investors) to provide a portion of the financing for the buyout by Elmet of the Elmet division of Philips Lighting Company effective as of January 1, 2004, at which time Mr. Hanks became an Elmet director. As a result of a recapitalization which Elmet completed on September 1, 2005, those three funds then received a total of $5 million in cash (out of the total of $24.6 million which Elmet’s investors then received), retained $912,500 principal amount of the Elmet subordinated notes and warrants for 167,900 shares of Elmet common stock, and converted all of their remaining 1.175 million shares of preferred stock into an equivalent number of shares of Elmet common stock. The three investment funds did not make any additional investments in Elmet following their initial investment in Elmet in 2004.

•       If the acquisition is not approved and we fail to consummate an alternative transaction within the time permitted under our certificate of incorporation and we are therefore required to liquidate, the shares of common stock beneficially owned by our executive officers and directors and their affiliates and associates that were acquired prior to our initial public offering will become worthless because no portion of the net proceeds of our initial public offering to be distributed upon our liquidation would be allocated to such shares. These shares collectively have a market value of $16.5 million based on the closing sale price of our common stock on March 26, 2007. However, the 3 million shares acquired prior to our initial public offering by these individuals cannot be sold until at least six months after our consummation of a business combination, during which time the value of the shares may increase or decrease. Similarly, the warrants to purchase our common stock held by our executive officers and directors and their affiliates and associates, with an aggregate market value of $640,000 based on the closing sale price of our warrants on March 26, 2007 (and which, if then exercisable, would have permitted them to purchase an aggregate of 2 million common shares then having a market value of $11 million for an exercise price of $10 million), will become worthless if the acquisition is not approved and we fail to consummate an alternative transaction within the time permitted under our certificate of incorporation.

•       After the completion of the acquisition, we expect that four of our current directors, namely John Carson, David A.R. Dullum, Robert J. Hanks and William E. Mahoney, will continue to serve on our board of directors. Each of these directors will, following the acquisition, be compensated in such manner, and in such amounts, as our board of directors may determine to be appropriate.

We plan to issue shares of our common stock to complete the acquisition of Elmet, which will dilute the equity interest of our stockholders.

Our certificate of incorporation, as previously amended, authorizes the issuance of up to 70 million shares of common stock and 1 million shares of preferred stock. We currently have 16.8 million outstanding shares of common stock and 31.4 million authorized but unissued shares of our common stock reserved for issuance upon full exercise of our outstanding warrants and an option to acquire additional warrants. The remaining 21.8 million shares of our authorized common stock and all of the 1 million authorized shares of preferred stock are now available for issuance.

As set forth in the stock purchase agreement, we will at the closing of the acquisition issue (or reserve for issuance upon future exercise by certain of the Elmet stockholders of their “Put Right”) a total of 2.191 million shares of our common stock. Furthermore, we may issue following the closing, pursuant to the contingent payment provisions of the stock purchase agreement, additional shares of our common stock valued at up to $11.2 million, based on the average closing price of our common stock during the 20 consecutive trading day period ending on the day preceding each date on which an installment of the contingent payment will be payable, if earned. The issuance of such shares at the closing and thereafter, if there are any shares issued pursuant to the contingent payment provisions, will dilute the equity interest of our stockholders on a pro rata basis.

If our initial stockholders and certain Elmet stockholders exercise their registration rights, such exercise may have an adverse effect on the market price of our common stock.

Our initial stockholders are entitled to demand, under certain circumstances, that we register the resale of their 3 million shares of common stock and the 2 million shares of common stock issuable upon exercise of the warrants they now hold so that they may resell such shares in the public market. In addition, we have agreed to register, under certain circumstances, 600,000 shares of common stock and an additional 1.2 million shares of common stock issuable upon exercise of warrants which are now subject to a purchase option held by Ferris, Baker Watts, Incorporated, the managing underwriter for our initial public offering. If our initial stockholders and Ferris, Baker Watts, Incorporated exercise their registration rights with respect to all of their shares of common stock (including the warrant shares), those additional 6.8 million shares of common stock will be eligible for trading in the public market. If we complete the acquisition of Elmet, we will at the closing enter into a registration rights and lock-up agreement with the Elmet stockholders who each own at least 1% of Elmet’s outstanding shares immediately prior to the closing. Under that agreement, we will grant registration rights to those stockholders with respect to the 2.191 million Harbor shares which we will then issue or reserve for future issuance to them, plus any such additional shares as we may issue to them in the future pursuant to the contingent payment provisions of the stock purchase agreement.

As described in the previous paragraph, there are a total of 8.991 million shares (which include 3 million primary shares that are now outstanding and 5.991 million shares that may be issued in the future) that are or will, upon the closing of Elmet acquisition, be subject to registration rights which are now held by or are issuable to our initial stockholders, Ferris, Baker Watts, Incorporated and the Elmet stockholders. These 8.991 million shares (including the 3 million shares that are now outstanding and the 5.991 million shares which may be issued in the future) represent 53.5% of the 16.8 million primary shares of common stock which we had outstanding on the record date for the special meeting. The presence of these additional numbers of outstanding or issuable shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Risks Related to Elmet’s Business and Operations Following the Acquisition

Elmet’s operations are dependent on production levels at its Lewiston facility and any disruption of production at this facility could lead to decreased sales, increased costs and lost opportunities.

Elmet’s principal assets, which include its executive offices and various types of coiling and drawing machines, furnaces, milling centers and grinding machines, are located at its production facility in Lewiston, Maine, and all of its products are manufactured at this facility. Any serious disruption to this facility resulting from fire, acts of terrorism, weather-related events or any other cause could materially impair Elmet’s ability to manufacture and distribute its products. In such event, Elmet could incur significantly higher costs and longer lead times associated with manufacturing and distributing its products during the time that it would take to reopen or replace the damaged facility. Although Elmet maintains insurance to provide for reconstruction of damaged plant and equipment, as well as business interruption insurance to mitigate losses resulting from any prolonged production shutdown caused by an insured loss, such insurance may not be adequate to cover all such losses. In addition, Elmet has certain equipment that it builds and maintains for the production of custom products designed by its customers. This type of equipment is not generally available from third-party equipment suppliers and may take longer to replace in the event of damage or destruction.

Elmet’s profitability could be adversely affected by fluctuations in the cost or disruptions in the availability of raw materials.

The primary raw materials used in the manufacturing of the metal rod, plate and sheet that Elmet uses as the base for the advanced enabling materials that it produces for its customers are ammonia paratungstate, or APT, and molybdenum trioxide powder. The prices for these raw materials have fluctuated significantly in the past and significant future increases could adversely affect Elmet’s results of operations and profit margins. While Elmet generally attempts to pass along increases in the prices of these raw materials to its customers, there may be a time delay between any increases in such prices and Elmet’s ability to increase the prices of its products. In addition, Elmet generally passes along decreases in the prices of its raw materials to its customers, which could result in a decrease in its profitability and profit margins.

Elmet relies primarily on two sole source suppliers for its raw materials. In the event that either of its suppliers ceases to supply sufficient quantities of these raw materials in a timely manner, Elmet would be forced to locate an alternate supplier. Elmet may be unable to locate suitable alternate suppliers, particularly because Elmet relies on the quality of the raw materials supplied by its current suppliers.

In addition, in order for Elmet to successfully expand its existing business, its two sole source suppliers must be able to provide it with substantial quantities of the raw materials necessary for its manufacturing process, consistent with the high quality that such suppliers currently provide, at an acceptable cost and on a timely basis. Elmet’s anticipated growth may strain the ability of its suppliers to deliver an increasingly larger supply of raw materials in sufficient quantities. If Elmet is unable to obtain sufficient quantities of the raw materials required for manufacturing high-quality products to meet customer demand, Elmet could lose customers, its growth may be limited and its business could be harmed.

Elmet anticipates the need for increased capital expenditures in order to upgrade its facility and grow its business.

Although Elmet believes that its Lewiston facility is generally in good operating condition, Elmet anticipates making significant upgrades to its equipment and technology. Elmet anticipates investing approximately $14 million in the aggregate during 2007, 2008 and 2009 on these upgrades and believes such capital expenditures are needed to maintain and improve Elmet’s ability to manufacture its products and grow its business. We now anticipate that we and Elmet will be able to finance such capital expenditures through future reinvestment of cash flow derived from Elmet’s business and borrowings under our proposed senior secured credit facilities which will become effective on the closing of the acquisition. However, the making of such future capital expenditures funded by borrowing will increase our future interest costs and require us to use funds which might otherwise be available for other purposes such as potential acquisition of other companies.

The development of new applications and new products is important for Elmet’s business.

We believe Elmet’s manufacturing expertise provides it with a competitive advantage over other refractory metals manufacturers in the industry. However, Elmet’s ability to maintain this competitive advantage depends on its ability to continue to offer custom-designed refractory metals products that meet its customers’ specifications that have equal or better performance characteristics than those types of products that its competitors may offer. Elmet’s future growth will depend, in part, on its ability to address the increasingly demanding needs of its customers by enhancing the properties of its existing products, by timely developing new applications for its products, and by timely developing and introducing new products that its customers require for use in their end products.

Elmet may not be successful in these efforts or it may experience difficulties that could delay or prevent the successful development, introduction and sale of these products. In addition, Elmet’s new products may not adequately meet the requirements and specifications of its customers. If Elmet is not able to achieve the anticipated results from the implementation of any of its existing or new projects, if new applications for Elmet’s products develop more slowly than currently projected, or if Elmet incurs unanticipated implementation costs, Elmet’s results of operations and financial position may be materially adversely affected.

Elmet’s financial results and the demand for its products are dependent upon its ability to successfully develop and implement new technology initiatives in a timely manner.

Elmet’s success depends on the development of new technological processes and the successful manufacturing of new products. Elmet’s ability to transform refractory metals into high quality custom-designed components for use by its customers in the production of a variety of end products, including medical devices, such as CT scanners and radiation therapy equipment, and flat panel displays, is dependent upon its manufacturing and technological processes. Elmet has invested in, and plans to further invest in, a number of new technology and process initiatives, including the full automation of the future production of its medical device components. Several technical aspects of these initiatives are still unproven and the eventual outcomes cannot be assessed with any certainty. Even if Elmet is successful with these initiatives, it may not be able to effectively deploy them in a timely fashion. Accordingly, the costs and benefits from Elmet’s initiatives and investments in new technologies, and the resulting effects on its financial results, may vary from present expectations.

Failure to develop new products could have an adverse effect on Elmet’s business prospects.

Although Elmet has been diversifying its products and sales outside of the lighting business since the management buyout effective January 1, 2004, a substantial portion of Elmet’s current revenues are derived from selling lighting components and filaments to Philips Lighting, which owned Elmet’s assets and business through the end of 2003. Sales to Philips Lighting accounted for approximately 21% of Elmet’s net sales during the year ended December 31, 2006. Elmet’s future business and financial success will depend, in part, on its ability to continue to supply these components to Philips while at the same time introducing new products and upgraded products to new customers in the metals marketplace. Developing new products that utilize the refractory metals that Elmet specializes in and upgrades to such existing and future products imposes burdens on Elmet’s research and development department and its management. This process is costly, and Elmet may not be able to successfully develop such new products or enhance its existing products. In addition, as Elmet develops these products and seeks to enhance existing products in order to diversify its customer base, its competitors may also develop similar products earlier than Elmet, which could make its competitors’ products less expensive or more effective than Elmet’s products and could render Elmet’s products in development obsolete or unmarketable. If Elmet’s product and new customer development efforts are unsuccessful, Elmet will have incurred significant costs without recognizing the expected benefits, its revenues may be impacted, its operating results may decline and its business prospects may suffer.

Failure to deploy Elmet’s skills with tungsten and molybdenum to other refractory metals would limit the potential products that Elmet may manufacture in the future and adversely impact Elmet’s business prospects and revenue.

One of Elmet’s strategies for growth is to apply the skills, experience and technology that it has developed in manufacturing specified product applications with tungsten and molybdenum to other refractory metals. Elmet intends to explore the development and potential uses of new products that utilize other refractory metals. However, this strategy may not be successful, and Elmet may incur significant costs attempting to expand its lines of products using other refractory metals without recognizing any significant benefits. If Elmet fails to deploy its skills with tungsten and molybdenum to other refractory metals, such failure would limit the potential products that Elmet may manufacture in the future and adversely impact Elmet’s business prospects and revenue.

Elmet relies on a small number of customers for a significant portion of its sales, and the loss of any of those customers would adversely affect its revenues and results of operations.

Elmet’s ten largest customers accounted for approximately 53.5% of its net sales for the year ended December 31, 2006. Consequently, Elmet’s sales may be sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of its top customers. In addition, given the relatively small number of Elmet’s customers that account for such a large percentage of net sales, these customers may also be able to exert pricing and other influence on Elmet, requiring it to market, deliver and promote its products in a manner that may be more costly. Elmet is actively pursuing a broader customer base, but in the event that it fails to succeed, a loss or significant decrease in business from any of its top customers could have a material adverse effect on its business and reduce its sales, profitability and cash flows. Except for its business with Philips, Elmet generally does not have long-term contracts with its customers, which Elmet believes is typical in the specialty materials industry. As a result, although Elmet’s customers periodically provide indications of their product needs and purchases, they generally purchase products on an order-by-order basis, and the relationship, as well as particular orders, may be terminated at any time.

In particular, Philips Lighting, Elmet’s largest customer, accounted for approximately 20% of Elmet’s net sales during the year ended December 31, 2006. Elmet currently sells more than 90% of its filaments to

Philips, which accounted for $11.4 million in sales for the same period. The loss of, or significant reduction in, the purchase of filaments by Philips Lighting could adversely effect Elmet’s business.

Elmet’s business may be subject to significant environmental investigation, remediation and compliance costs.

Elmet’s business and facilities are subject to federal, state and local environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water as well as the use, generation, handling, storage, transport and disposal of hazardous wastes and materials. Permits are required for operation of Elmet’s business (particularly air emission and wastewater discharge permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. Environmental laws and regulations may also impose restrictions on the manner in which property may be used or businesses may be operated. A property owner or operator of a business that violates environmental laws or regulations may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. The cost of defending against environmental claims, of compliance with environmental regulatory requirements, of environmental penalties or of remediating contaminated property, could materially adversely affect Elmet’s business, assets or results of operations.

Elmet owns, and operates its business primarily in, its facility in Lewiston, Maine. Elmet and its predecessors have conducted industrial activities for many years in the facility, and Elmet and its precedessors have also arranged for many years for disposal of hazardous materials at various off-site disposal sites owned by third parties. Elmet may incur costs for investigation and remediation, as well as capital costs, associated with compliance with environmental laws and regulations which are applicable both to its own facility and such third party sites. More stringent environmental laws and regulations, as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation, could impose material costs and liabilities on Elmet that could have a material adverse effect on its business, financial condition and results of operations.

In particular, there are risks that:

•       Elmet may be liable to investigate and remediate historic contamination at its facility in Lewiston, Maine;

•       cleanup standards for containments present in soil and groundwater at the Lewiston facility may become more stringent;

•       Elmet may be liable to other property owners to the extent that groundwater contamination from Elmet’s Lewiston facility may migrate off Elmet’s property;

•       remediation of historic subsurface contamination beneath the Lewiston facility may be required and such remediation may be disruptive of facility operations;

•       changes in environmental laws and regulations applicable to the Lewiston facility may require new controls on air and wastewater discharges from the facility; and

•       there may be future noncompliance with environmental laws and regulations, exposing Elmet to potential fines and penalties.

In connection with Elmet’s purchase of the Lewiston facility effective January 1, 2004, Philips, as the prior owner, agreed to assume responsibility for the investigation and remediation of identified historical releases on or from the facility existing as of the purchase date. However:

•       Philips’ environmental investigations may not identify all historical environmental contamination;

•       Philips may not completely fulfill its agreement and responsibilities to investigate and remediate historic contamination and to indemnify  Elmet for related costs, and disputes and potential litigation might arise between Elmet and Philips; and

•       Elmet’s operations of the facility since January 1, 2004 (for which Philips has no responsibility) and changes in applicable environmental laws and regulations may result in the imposition of environmental liability with respect to the facility.

Elmet’s business is dependent upon key personnel whose loss would adversely impact its business.

Elmet depends on the expertise, experience and continued services of its senior management, especially John S. Jensen, its president and chief executive officer. Mr. Jensen has acquired specialized knowledge and skills with respect to Elmet’s business and its operations and most decisions concerning the business will be made or significantly influenced by him. Although Elmet maintains keyman life insurance with respect to Mr. Jensen, the proceeds of such insurance may not be adequate to compensate Elmet in the event of Mr. Jensen’s death or disability. The loss of Mr. Jensen or other members of senior management, or an inability to attract or retain other key individuals, could materially adversely affect Elmet’s business. Elmet seeks to compensate and incentivize its senior management, as well as other employees, through competitive salaries and benefits, but these programs may not be adequate to allow Elmet to retain key employees or hire new key employees. As a result, if Mr. Jensen or other members of Elmet’s senior management were to leave Elmet, Elmet could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.

Potential product liability may arise from the products that Elmet manufactures and sells.

Elmet’s business exposes it to potential product liability risks that are inherent in the design, manufacture and sale of its metals products and the use of these products as components in the products of end users that are also subject to potential product liability risks. While Elmet currently maintains what its management believes to be suitable and adequate product liability insurance, Elmet may not be able to maintain its insurance on acceptable terms and its insurance may not provide adequate protection against all potential liabilities. In the event of any significant products liability claim against Elmet, a lack of sufficient insurance coverage could have a material adverse effect on its financial condition and results of operations.

Most of Elmet’s employees are unionized, and disputes and other employee relations issues could materially adversely affect its financial results.

Elmet currently has approximately 235 full-time employees, of whom approximately 90% are members of The International Brotherhood of Teamsters Local 340 and are subject to a collective bargaining agreement with Elmet that was recently renegotiated and is now scheduled to expire on April 14, 2013. Although Elmet believes that it has a good working relationship with its employees, Elmet might not be able to renew its collective bargaining agreement on the same or similar terms, or at all, which could affect its business, results of operations or financial condition. Moreover, any new labor agreement which is negotiated may provide for less favorable terms than the current agreement with regard to wages and benefits and the efficiency and productivity of the work force. Furthermore, Elmet might be subject to work stoppages that could have a material adverse effect on its business, results of operations and cash flows.

Elmet faces competition from two large existing companies and may face increasing competition from other companies.

The market for the types of advanced enabling materials consisting of refractory metals that Elmet manufactures is competitive worldwide. Elmet faces competition from two large European competitors that each hold a major share of the current worldwide market for molybdenum and tungsten forms and fabricated products, as well as several other smaller domestic and foreign competitors. These two large existing competitors have, and future competitors may have, greater financial resources than Elmet. Elmet may also face additional competition in the future to the extent new materials are developed that may be substituted for Elmet’s existing products. Elmet may not be able to compete effectively in the future, and competition might significantly reduce Elmet’s sales or depress the price of Elmet’s products, either of which events could adversely affect Elmet’s revenues and profitability.

Competition from refractory metals manufacturers located outside of the United States may force Elmet to reduce the costs of its products or current or potential business may be lost.

Elmet’s business is subject to direct competition from foreign refractory metals manufacturers. In particular, the supply and production costs of these competitors may be lower because of such factors as access to large molybdenum deposits located in China and lower labor costs in China. This may in turn create competitive pricing pressures and force Elmet to reduce the prices of its products or current or potential business may be lost. In addition, significant changes in U.S. and foreign currency relationships may result in pricing pressures that could adversely affect Elmet’s profit margins.

Risks Related to Our Future Combined Operations With Elmet

We have not had operations, and Elmet has never operated as a public company. Fulfilling our obligations incident to being a public company after acquiring Elmet will be expensive and time consuming.

Both we, as a company without business operations, and Elmet, as a private company, have maintained relatively small finance and accounting staffs. Upon the completion of the acquisition, our current chief executive officer and treasurer, Robert J. Hanks, and our current president, David A. R. Dullum, will resign from those offices but will remain members of our board of directors. John S. Jensen, Elmet’s chief executive officer, will become our president and chief executive officer, and Carl Miller, Elmet’s treasurer and chief financial officer, will become our treasurer and chief financial officer. Neither Mr. Jensen nor Mr. Miller has significant public company experience. Helping them become familiar with the requirements of operating a public company under U.S. securities laws could be expensive and time-consuming and lead to various regulatory issues that may adversely affect our operations, including significantly increasing our costs and reducing our net income, if any.

Neither we nor Elmet currently has an internal audit group. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our very limited activities, we have not been required to maintain and establish such disclosure controls and procedures and internal control as will be required with respect to a business such as Elmet with substantial operations. As a private company, Elmet is not subject to the public company reporting requirements of the Sarbanes-Oxley Act of 2002, nor the reporting requirements of the Securities Exchange Act of 1934, and therefore Elmet’s internal controls and procedures have not been established according to the standards established by the Public Company Accounting Oversight Board, or the PCAOB. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the American Stock Exchange, we will need to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules, including the standards established by the PCAOB. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test our internal control over financial reporting for fiscal 2007 and beyond and will require an independent registered public accounting firm to report on our assessment as to the effectiveness of this control. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal control commencing with our fiscal year ending December 31, 2007. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such control, and attest the accuracy of our management’s assessment of the effectiveness of our internal control, commencing with our fiscal year ending December 31, 2008. It may cost us more than we expect to comply with these control- and procedure-related requirements.

We may in the future discover areas of our internal control over financial reporting that need improvement, particularly with respect to Elmet or other businesses that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal control over financial reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission, the American Stock Exchange or other regulatory authorities.

Risks Related to Our Possible Failure to Complete the Elmet Acquisition

We may not be able to consummate the acquisition of Elmet, or another business combination, within the required time frame, in which case we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition by October 31, 2007 (or by April 30, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 31, 2007 and the business combination relative thereto has not been consummated by October 31, 2007). If we fail to consummate the acquisition of Elmet or another acquisition satisfying the net asset test within the required time frame, we will be forced to liquidate our assets.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust account, and our warrants will expire worthless.

If we are unable to complete the acquisition of Elmet or another business combination and are forced to liquidate our assets, the per share liquidation value will be less than $6.00 because of the expenses related to our initial public offering, our operating expenses and the costs of performing due diligence for the acquisition, negotiating the stock purchase agreement and otherwise seeking a business combination. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

We have incurred and will continue to incur significant costs associated with our operations and the proposed acquisition of Elmet, whether or not the acquisition is completed, which costs will significantly reduce the amount of cash we will have available to consummate another business combination if we fail to complete the Elmet acquisition.

We have incurred and will continue to incur significant costs associated with our operations and the proposed acquisition of Elmet, whether or not the acquisition is completed. Between the completion of our initial public offering on May 1, 2006 and December 31, 2006, we incurred a total of $1,132,067 of expenses relating to our operations and the proposed acquisition of Elmet. By incurring these costs, we have reduced and will significantly reduce the amount of cash available to be used for consummating another business combination if we fail to complete the Elmet acquisition.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We maintain our executive offices at One Boston Place, Suite 3630, Boston, Massachusetts 02108. Grand Cru Management, LLC, an affiliate of Robert J. Hanks, our Chief Executive Officer, Treasurer and a director, and David A.R. Dullum, our President, Secretary and a director, has agreed to make available to us certain limited administrative, technology, and secretarial services, as well as the use of certain limited office space, including a conference room, at that location. We have agreed to pay Grand Cru Management, LLC $7,500 per month for these services. These arrangements are solely for our benefit and are not intended to provide Messrs. Hanks or Dullum compensation in lieu of salary. We believe, based upon rents and fees for similar services in the Boston area, that the fee charged by Grand Cru Management, LLC is at least as favorable as that we could have obtained from an unaffiliated person.

ITEM 3.                LEGAL PROCEEDINGS

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

The shares of our common stock, warrants and units are traded on the American Stock Exchange, or AMEX, under the symbols “HAC,” “HAC.WS” and “HAC.U,” respectively. On October 16, 2006, the last day for which information was available prior to the date of the public announcement of the signing of the stock purchase agreement, the closing sale prices of HAC, HAC.WS and HAC.U were $5.40, $0.31 and $5.91, respectively. Each of our units consists of one share of our common stock and two warrants. Our common stock and warrants commenced to trade separately from our units on May 30, 2006. However, transactions in our units continue to occur on the AMEX.

The following table sets forth, for the calendar quarters indicated, the quarterly high and low closing sale prices for our common stock, warrants and units as reported on the AMEX.

	Common Stock (HAC)		Warrants (HAC.WS)		Units (HAC.U)
Quarter Ended	High	Low	High	Low	High	Low
June 30, 2006	$5.45	$5.27	$0.37	$0.32	$6.28	$5.93
September 30, 2006	5.48	5.34	0.34	0.28	6.10	5.90
December 31, 2006	5.49	5.35	0.34	0.20	6.10	5.78
March 31, 2007 (through March 26, 2007)	5.61	5.39	0.38	0.23	6.26	5.80

The closing prices of our common stock, warrants and units as of March 26, 2007 were $5.49, $0.32 and $5.98, respectively.

Number of Holders of Common Stock

The number of holders of record of our common stock on March 26, 2007 was 14, which amount does not include beneficial owners of securities.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Equity Compensation Plan

We have not established any compensation plans (including individualized compensation arrangements) under which any of our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

As of June 22, 2005, we issued 3,000,000 shares (as adjusted for the subsequent stock split in connection with our initial public offering) of our common stock to the parties set forth below for $25,000 in cash, at an average purchase price of $0.01 per share, as follows:

Name	Number of Shares	Relationship to us
Robert J. Hanks	900,000	Chief Executive Officer, Treasurer and Director
David A.R. Dullum	900,000	President, Secretary and Director
Grand Cru Management, LLC	1,170,000	Principal stockholder and affiliate of Messrs. Hanks and Dullum
Timothy J. Durkin	30,000	Director

In July and August 2005, Grand Cru Management, LLC subsequently sold 750,000 of its shares of common stock to certain officers, directors, special advisors and other accredited investors in private sales as follows:

Todd A. Fitzpatrick	240,000
Christopher R. Young	240,000
Timothy J. Durkin	30,000
John Carson	60,000
William E. Mahoney	60,000
John I. Jellinek	30,000
Stephen Gray	30,000
Thomas Bullock	30,000
Latona Associates Fund I, L.L.C.	120,000
Frank H. Jellinek, Jr.	60,000

In February 2006, Grand Cru Management, LLC sold 240,000 shares to John Carson, our chairman of the board. In addition, Mr. Hanks and Mr. Dullum each sold 75,000 shares to Mr. Carson in private sales. Following the death of Frank H. Jellinek, Jr., the shares held by his estate were assigned to a limited liability company controlled by his widow, Judith A. Jellinek, in April 2006.

In April 2006, certain of our initial stockholders purchased 2,000,000 warrants in a private placement at $0.65 per warrant. The warrants will become exercisable, at a price of $5.00 per share of common stock, on the later of April 25, 2007 or the date of our consummation of a business combination.

The following table sets forth the name and respective number of warrants for each of such initial stockholders:

Robert J. Hanks	230,769
David A. R. Dullum	384,616
John Carson	153,846
Todd A. Fitzpatrick	38,462
Christopher R. Young	76,923
William E. Mahoney	153,846
Latona Associates Fund I, LLC (1)	384,615
Grand Cru Management, LLC (2)	250,000
Thomas Bullock	76,923
September Morning Investments, LLC (3)	250,000

(1)          Latona Associates Fund I, LLC is an investment fund of which Timothy J. Durkin, one of our directors, serves as an officer of the manager.

(2)          Grand Cru Management, LLC is one of our initial stockholders and an affiliate of Robert J. Hanks and David A. R. Dullum.

(3)          September Morning Investments, LLC is an affiliate of Frank H. Jellinek, Jr., one of our initial stockholders, who is now deceased.

All of such shares and warrants were issued or sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

All shares of common stock outstanding prior to our initial public offering were placed into an escrow account with Continental Stock Transfer & Trust Company and with certain limited exceptions will not be tradeable until six months after our consummation of a business combination.

ITEM 6.                SELECTED FINANCIAL DATA

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this report for the year ended December 31, 2006 and for the periods from June 20, 2005 (inception) to December 31, 2006 and December 31, 2005 and as of December 31, 2006 and 2005. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this report.

Statement of Operations Information:

	Year Ended December 31, 2006	June 20, 2005 (inception) to December 31, 2005	June 20, 2005 (inception) to December 31, 2006
Interest income	$2,599,821	$163	$2,599,984
General and administrative expenses	488,475	5,000	493,475
Net income (loss) before income taxes	2,111,346	(4,837)	2,106,509
Income tax expense	744,681	—	744,681
Net income (loss)	$1,366,665	$(4,837)	$1,361,828
Net income (loss) per share:
Basic and diluted	$0.11	$(0.00)	$0.15
Weighted average shares outstanding:
Basic and diluted	12,489,863	3,000,000	9,207,527

Balance Sheet Information:

	December 31 , 2006	December 31, 2005
Cash	$534,970	$6,654
Investments held in trust	79,460,000	—
Total assets	81,064,288	310,163
Deferred underwriting fees	1,620,000	—
Total liabilities	2,036,477	290,000
Common stock subject to possible conversion	15,560,216	—
Stockholders’ equity	$63,467,595	$20,163

Quarterly Results of Operations

The following table sets forth unaudited operating data for each of the quarters of the year ended December 31, 2006. This quarterly information has been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net income (loss)	$(1,491)	$340,093	$436,611	$591,452
Basic and diluted income (loss) per share	$(.00)	$.03	$.03	$.04

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with Item 6, “Selected Financial Data,” and our consolidated financial statements and notes thereto that appear elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this report.

We are a “blank check” company organized under the laws of the State of Delaware on June 20, 2005 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with an operating business in the consumer and industrial products sectors. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred non-accountable expense allowance of the underwriters held in trust) at the time of such acquisition. We intend to use cash derived from the net proceeds of our public offering which was completed on May 1, 2006 and our concurrent private placement of warrants, together with borrowings under our proposed senior secured credit facilities, to effect such business combination.

On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units attributable to the full exercise of the underwriters’ over-allotment option (see “Liquidity and Capital Resources” below). Since our initial public offering, we have been actively searching for a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a business combination or return the net proceeds of the offering held in trust to investors. On October 17, 2006, we entered into a definitive stock purchase agreement to acquire Elmet, and we currently anticipate we will close such acquisition during the second quarter of 2007.  The transaction is further described in our current report filed with the Securities and Exchange Commission on Form 8-K on October 17, 2006. However, we cannot assure investors that we will be able to close the Elmet acquisition or, in the event we do not complete such acquisition, find and close a suitable alternative business combination in the time permitted by our certificate of incorporation.

Results of Operations

Net Income and Loss

We have neither engaged in any business operations nor generated any operating revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our public offering, and thereafter, pursuing potential acquisitions of target businesses. We will not generate any operating revenues until after completion of a business combination. We have generated non-operating income in the form of interest income on our cash and cash equivalents and short-term investments which are held in the trust account we established upon completion of our initial public offering.

Net income of $1,366,665 for the year ended December 31, 2006 consists of interest income primarily on the trust fund investment of $2,592,864 along with $6,957 of other interest income reduced by $488,475 of general and administrative expenses and an income tax expense of $744,681.

Net income of $1,361,828 for the period from June 20, 2005 (inception) to December 31, 2006 (cumulative) consists of interest income primarily on the trust fund investment of $2,592,864 along with

$7,120 of other interest income reduced by $493,475 of general and administrative expenses and an income tax expense of $744,681.

Liquidity and Capital Resources

On April 25, 2006, we entered into an agreement with certain of our initial stockholders for the sale of 2,000,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants were sold at a price of $0.65 per warrant, generating net proceeds of $1,300,000.

On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units attributable to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

The net proceeds from the private placement of warrants and the public offering of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $690,000, underwriting discounts of $4,140,000 and an underwriters’ non-accountable expense allowance of $1,620,000, were approximately $77,650,000. The net proceeds (including an additional $40,000, representing the difference between estimated offering expenses of $650,000 and actual offering expenses of $690,000) are being held in a trust account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. In addition, we deposited into the trust account the proceeds from a $150,000 loan to us from an affiliate of two of our directors (which we repaid on July 5, 2006, with interest at an annual rate of 4%, from interest earned on the trust account), and the underwriters’ non-accountable expense allowance of $1,620,000. In total, we deposited $79,460,000 into the trust account. The underwriters have agreed to defer payment of the allowance until the consummation of a business combination and to forfeit the allowance if we do not consummate a business combination. Upon the consummation of a business combination, we will pay the deferred non-accountable expense allowance to the underwriters, provided that to the extent fewer than 20% of our public stockholders elect to convert their shares to cash upon such consummation, a pro rata portion of such allowance will be paid to such stockholders rather than to the underwriters. We will have no right to the deferred non-accountable expense allowance.

On October 17, 2006, we entered into a commitment letter for proposed new senior secured credit facilities consisting of a $50 million term loan facility and a $20 million revolving loan facility. Subject to negotiation of a credit agreement satisfactory to us and our prospective lenders, we anticipate such facilities will become effective upon the closing of our acquisition of Elmet. In addition to the funds now in the trust account and certain of the interest earned thereon, we anticipate that we will use between $35 and $50 million of the $50 million term loan we will borrow under our proposed new senior secured credit facilities to complete the acquisition (depending upon the extent to which public stockholders vote against the business combination and elect to exercise their conversion rights).

We will use up to $1,850,000 of the interest earned on the trust account to repay the $150,000 loan described above (which we repaid in full, with interest at an annual rate of 4%, on July 5, 2006) and to finance our expenses prior to consummating a business combination. During the period from the completion of our initial public offering on May 1, 2006 through December 31, 2006, we incurred a total of $1,132,067 of such expenses. We currently anticipate that, by the closing of the Elmet acquisition (assuming the acquisition is closed in the second quarter of 2007), we will have incurred approximately $1,500,000 of expenses for the following purposes:

•       costs incurred to identify the Elmet acquisition and other potential target companies for which negotiations were abandoned;

•       due diligence and investigation of Elmet and other prospective target businesses;

•       legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•       structuring and preparing documentation for the Elmet acquisition (including, among other documents, the stock purchase agreement and the proxy statement);

•       payment of $105,000 in administrative fees due to an affiliate of two of our directors;

•       repayment of the $150,000 loan (with interest at an annual rate of 4%) as described above from an affiliate of two of our directors; and

•       miscellaneous expenses.

Beginning on May 1, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain administrative, technical and secretarial services from Grand Cru Management, LLC, an affiliate of Robert J. Hanks, our chief executive officer and treasurer, and David A. R. Dullum, our president and secretary. In addition, in 2005, Messrs. Hanks and Dullum advanced an aggregate of $75,000 to us for payment of offering expenses on our behalf. These advances were repaid from the proceeds of the initial public offering that were allocated to pay offering expenses.

If we are unable to close the Elmet acquisition and thereafter fail to find and acquire another suitable  target business by October 31, 2007 (or April 30, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 31, 2007), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount will be less than the initial per unit public offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

It is possible that, if we are unable to close the Elmet acquisition, we could use a portion of the interest on the funds in the trust account which we have received to make a deposit, down payment or fund a “no-shop” provision with respect to a particular other proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available to pay expenses related to finding another suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the permitted time and would be forced to liquidate.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. The securities held in the trust account are in the name of our wholly-owned subsidiary, Harbor Acquisition Security Corporation, which was formed on May 1, 2006 specifically for such purpose.

Contractual Obligations

In connection with our initial public offering, we agreed to pay the underwriters a deferred non-accountable expense allowance of $1,620,000 upon the consummation of our initial business combination (which amount is subject to reduction in proportion to the percentage of our public stockholders who vote against the combination and exercise their conversion rights). We expect that such allowance will be paid out of the funds in the trust account. Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto beginning with page F-1

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Robert J. Hanks (our principal executive officer) and Todd A. Fitzpatrick (our principal financial and accounting officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified under the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our annual report on Form 10-K for the year ended December 31, 2007, we will be required to furnish a report by our management on internal control over financial reporting. This report will contain, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of that year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective.

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. In order to comply with Section 404 of the Act within the prescribed period, we have begun the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe that our process, which will be performed primarily in 2007, as our first acquisition is not yet complete, will be consistent with the objectives of Section 404 of the Act.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
John Carson	60	Chairman of the Board
Robert J. Hanks	64	Chief Executive Officer, Treasurer and Director
David A.R. Dullum	59	President, Secretary and Director
Todd A. Fitzpatrick	36	Vice President and Principal Financial Officer
Christopher R. Young	39	Vice President
Timothy J. Durkin	49	Director
William E. Mahoney	75	Director
Edward Cady	62	Director

John Carson became a director of our Company on August 12, 2005 and the Chairman of the Board on March 15, 2006. From March 2000 to March 2005, Mr. Carson served as Chairman and Chief Executive Officer of Marbo Inc., a privately held beverage company marketing the Tampico brand of fruit drinks. From 1993-1997 he served as President and Chief Executive Officer of The Royal Crown Cola Company and from 1997-1999 as Chairman of Triarc Beverages, both subsidiaries of Triarc Companies, that marketed brand name beverages including Royal Crown Cola, Snapple, Mistic and Stewarts. From 1964-1993 Mr. Carson served in various positions with Cadbury Schweppes, initially in the United Kingdom, and as the President of Schweppes North America from 1983-1989 and then as President of Cadbury Schweppes Beverages North America. Cadbury Schweppes markets such beverage brands as Canada Dry, Crush, Hires, Sunkist and Schweppes. From 1989-1993, Mr. Carson attended The College of Commerce, Birmingham, and The London Business School.

Robert J. Hanks has been our Chief Executive Officer and a director since our inception. Mr. Hanks has over 30 years experience in private equity, mergers and acquisitions and in general and financial management. He has operating experience in the United States, Latin America and Asia. Mr. Hanks is a principal and managing general partner of New England Partners, a private equity firm he co-founded in 1992 that is based in Boston, Massachusetts. As a principal and managing general partner at New England Partners, Mr. Hanks has been responsible with other managing general partners for raising of pools of capital and for identifying and structuring investments in and acquisitions of operating companies. Since January 2004, he has served as a director of Elmet Technologies, Inc. a privately held specialty industrial products manufacturer, and since October 1997, of Solar Cosmetic Labs, Inc., a privately held health and beauty products manufacturer. From 1987-1991, he was President of Vista Investment Company, a private equity investment firm established by the Vista Group that specialized in middle market transactions. Prior to that, Mr. Hanks served in various senior management positions in NYSE-listed public companies. He was Vice President and Group Officer of Conrac Corporation and Chief Financial Officer of GTE Brasil, Vice President of GTE Communications Products and President of GTE Asia Pacific. Mr. Hanks holds a B.S. in Economics from the Maxwell School at Syracuse University and an M.B.A. in International Finance from Whitman School of Management at Syracuse University.

David A.R. Dullum has been our President, Secretary and a director since our inception. Mr. Dullum has more than 30 years of professional investment experience and is a principal and general partner of New England Partners, a private equity firm based in Boston. As a principal and managing general partner at New England Partners, Mr. Dullum has been responsible with other managing general partners for overseeing the raising of pools of capital and for identifying and structuring investments in and acquisitions of operating companies. From 1976-1990, he was a Managing General Partner of the Chicago-based private equity firm Frontenac Company. During his 14 year tenure at Frontenac, he was instrumental in increasing funds under management from $3 million to over $250 million. As a managing general partner at Frontenac, Mr. Dullum was also responsible with other managing general partners for overseeing the raising of pools of capital and identifying and structuring investments in and acquisitions of operating companies. Mr. Dullum serves as a director of Simkar Corporation, a manufacturer of industrial and consumer lighting products and Fetco Home Decor, Inc., a designer and manufacturer of home decor products. He also serves as a director of three publicly traded companies: Gladstone Capital Corp. (NASDAQ:GLAD); Gladstone Commercial Corp. (NASDAQ:GOOD); and Gladstone Investment Corp. (NASDAQ:GAIN) and is the Audit Committee Chair for GLAD and GAIN. He has lectured on venture capital at the J. L. Kellogg Graduate School of Management, Northwestern University, and was a member of the Board of Trustees of the Stanford Graduate School of Business Trust and former Chairman of the National Association of Small Business Investment Companies. Mr. Dullum holds a B.M.E. from Georgia Institute of Technology and an M.B.A. from Stanford Graduate Business School.

Todd A. Fitzpatrick has been our Vice President and Principal Financial Officer since August 10, 2005. Mr. Fitzpatrick is a partner of New England Partners, a private equity firm based in Boston, where he has been a principal since 1998. As a partner at New England Partners, Mr. Fitzpatrick has been responsible with other partners in identifying and structuring investments in and acquisitions of operating companies. Mr. Fitzpatrick focuses on investing in middle market buyouts within the consumer and industrial sectors. From 1993-1998, Mr. Fitzpatrick was a senior auditor with Coopers & Lybrand performing audits and mergers and acquisition assignments for corporate clients. He has broad based experience in a variety of industries including consumer and industrial products, high-tech manufacturing, and medical technology. Mr. Fitzpatrick graduated from Bowdoin College with a B.A. and has M.B.A. and M.S.A. degrees from Northeastern University.

Christopher R. Young has been our Vice President since August 10, 2005. Mr. Young is a partner of New England Partners, a private equity firm based in Boston, where he has been a principal since 1997. As a partner at New England Partners, Mr. Young has been responsible with other partners in identifying and structuring investments in and acquisitions of operating companies. Mr. Young also serves as a director of SourceIQ, Inc., a privately held software company. From 1992 - 1995, Mr. Young was an investment banker in the mergers and acquisition group with NationsBanc Capital Markets, Inc. (now Banc of America Securities, Inc.). He has 13 years of experience in evaluating investments in, and mergers and acquisitions of, middle market companies. Mr. Young graduated from Babson College with a B.S. degree.

Timothy J. Durkin has been a director of our company since inception. Since 1998, Mr. Durkin has been a Managing Director of Latona Associates, a private merchant bank where he is responsible for Latona’s private equity investment activities. From 1991-1997, he served as General Partner of Marlborough Capital Advisors, a private mezzanine and equity investment firm. Mr. Durkin’s experience at Marlborough Capital Advisors included shared oversight responsibility for raising pools of capital and at Latona Associates and Marlborough Capital Advisors he has had shared oversight responsibility for identifying and evaluating investments in and acquisitions of operating companies. From 1986 to 1990, Mr. Durkin was an Associate of the Merchant Banking Division of Signal Capital Corporation, a subsidiary of The Henley Group. Mr. Durkin began his career at Manufacturers Hanover Trust Company, where he spent three years at the bank’s International Division in Latin America. Mr. Durkin graduated with a Bachelor of Arts from St. Lawrence University in 1979 and earned a M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College in 1986. Mr. Durkin is a director of Zenith Administrators, Inc. and Progressive Moulded Products Corp.

William E. Mahoney became a director of the Company on August 12, 2005. Mr. Mahoney retired in 1997 as vice chairman and chief operating officer of Witco Corporation (now Chemturo Corporation), a $2.4 billion in sales global manufacturer of specialty chemical and petroleum products. He served as chairman of Witco’s executive committee of the board of directors. A member of the board of directors since 1989, he also sat on the board’s pension committee and audit committee (as a non-voting member).

During his 20 years with Witco, Mr. Mahoney was involved in over 15 acquisitions. He is an adjunct professor at the University of Massachusetts, Amherst, and serves on the advisory council in the College of Natural Sciences and Mathematics. Mr. Mahoney graduated from the University of Massachusetts, Amherst, with B.S. degree in chemistry and completed the advanced marketing management program at Harvard University Business School. He was awarded the Chancellor’s Medal at the University of Massachusetts in 1996. It is the highest honor bestowed on an individual for extraordinary service to industry and the university.

Edward Cady has been a director since August 4, 2006. Mr. Cady is the President and Chief Executive Officer of Lindapter North America, a design and distribution engineering firm he founded in 1995. He is also a partner in Preferred Capital Source, a private equity firm focusing on angel and later stage investments he co-founded in 2005. Previously, he was a principal partner in the leverage buyout of Unistrut Corporation from GTE in 1986, which was subsequently acquired by Tyco Corporation, and was an owner, officer and director of Fall Arrest Systems, Inc., and ZSI, Inc., a manufacturer of cushioned clamping products. Mr. Cady holds a BS in Business from the Maxwell School at Syracuse University.

There is no family relationship between any of our directors or executive officers.

Our board of directors has six directors, who will each serve until the next annual meeting of stockholders and until their successor is elected and qualified. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Special Advisors

The following individuals have agreed to serve as special advisors:

Thomas Bullock has over 25 years experience in the packaged goods and food and beverage industry. From 1997-2000 Mr. Bullock served as President and Chief Executive Officer of Ocean Spray Cranberries, Inc. During Mr. Bullock’s tenure at Ocean Spray, sales grew to $1.4 billion and he oversaw the acquisition of Nantucket Nectars. Mr. Bullock serves as a director of ClearSource, Inc., a private-label bottled water company and the Mac-Gray Company, a publicly traded company listed on the New York Stock Exchange. Mr. Bullock is a graduate of Saint Joseph’s University.

Stephen Gray founded The Recovery Group (“TRG”), where he serves as the Managing General Partner. TRG is a leading professional services firm specializing in workouts, turnaround consulting and crisis management. Mr. Gray has over 30 years experience in this field and has worked with publicly traded and privately held companies, where he often serves as Chief Executive Officer or Chief Restructuring Officer. Mr. Gray is currently on the board of Solar Cosmetic Labs, Inc. Mr. Gray has a B.S. in Engineering from George Washington University and an M.S. in Mechanical Engineering from Tufts University.

Director Independence

Our board of directors has determined that John Carson, Edward Cady, Timothy J. Durkin and William E. Mahoney, who are four of our current six directors, are “independent directors” as defined in the American Stock Exchange listing standards and Rule 10A-3 under the Securities Exchange Act. We anticipate that upon the closing of the Elmet acquisition, our board of directors will increase the size of our board from six to eight, two of our current independent directors (Edward Cady and Timothy Durkin) will resign, and three additional independent directors  will be appointed to our board of directors. Upon the closing of the acquisition, we therefore anticipate that our board will consist of eight directors and that five of such directors  will be “independent directors” as defined in the American Stock Exchange listing standards and Rule 10A-3 under the Securities Exchange Act.

Board Committees

Our board of directors has an audit committee and has adopted a charter for this committee. As described below, our board plans to establish a compensation committee and a nominating and corporate governance committee upon the closing of the Elmet acquisition.

Audit Committee

Our audit committee now consists of Mr. Carson (chair), Mr. Cady and Mr. Mahoney. Upon the closing of the Elmet acquisition, we anticipate that Mr. Cady and Mr. Mahoney will resign from our audit committee and the two new non-management directors will be appointed to serve on our audit committee. Each of the independent directors we have appointed to our audit committee is, and each of the independent directors we will appoint to the audit committee in the future will be, an “independent director” as defined by the rules of the American Stock Exchange and the Securities and Exchange Commission. Each member of our audit committee now is and will be financially literate under the current listing standards of the American Stock Exchange. Our board of directors has determined that Mr. Cady and Mr. Durkin, who are two of the three current members of our audit committee, each qualify as an “audit committee financial expert” as such term is defined by SEC regulations.

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also selects our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent registered public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

Compensation Committee

Upon closing of the Elmet acquisition, our board of directors plans to establish a compensation committee composed entirely of independent directors. The compensation committee’s purpose will be to review and approve compensation paid to our executive officers and directors and to administer our incentive compensation plan, if such plan is approved by our stockholders.

Nominating and Corporate Governance Committee

We do not have any formal process for stockholders to nominate a director for election to our board of directors. Currently, our entire board of directors decides on nominees, on the recommendation of one or more members of the board of directors. Any stockholder wishing to recommend an individual to be considered by the board of directors as a nominee for election at our next annual meeting as a director should send a signed letter of recommendation to the following address: Harbor Acquisition Corporation, Attn: Corporate Secretary, One Boston Place, Suite 3630, Boston, Massachusetts 02108. Recommendation letters must state the reasons for the recommendation and contain the full name and address of each proposed nominee as well as a brief biographical history setting forth past and present directorships, employments, occupations and civic activities. Any such recommendation should be accompanied by a written statement from the proposed nominee consenting to be named as a candidate and, if nominated and elected, consenting to serve as a director. We may also require a candidate to furnish additional information regarding his or her eligibility and qualifications. The board of directors does not intend to evaluate candidates proposed by stockholders differently than it evaluates candidates that are suggested by our board members, executive officers or other sources.

Upon closing of the Elmet acquisition, our board of directors plans to establish a nominating and corporate governance committee. The primary purpose of the nominating and corporate governance committee will be to identify individuals qualified to become directors, recommend to the board of directors the candidates for election by stockholders or appointment by the board of directors to fill a vacancy, recommend to the board of directors the composition and chairs of board of directors committees, develop and recommend to the board of directors guidelines for effective corporate governance, and lead an annual review of the performance of the board of directors and each of its committees.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. A copy of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is attached as an exhibit to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish us copies of all Section 16(a) forms they file.

Based solely upon a review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with during 2006.

Promoters

Robert J. Hanks and David A.R. Dullum may be deemed to be our “promoters,” as such term is defined under the federal securities laws.

ITEM 11.         EXECUTIVE COMPENSATION

None of our executive officers or directors has to date received any cash compensation for services rendered. From April 25, 2006 (the effective date of the registration statement for our initial public offering) through the acquisition of a target business, we have paid and will pay Grand Cru Management, LLC, an affiliate of Robert J. Hanks and David A.R. Dullum, a fee of $7,500 per month for providing us with certain limited administrative, technical and secretarial services, as well as the use of certain limited office space, including a conference room, in Boston, Massachusetts. This arrangement is solely for our benefit and is not intended to provide Mr. Hanks and Mr. Dullum compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in Grand Cru Management, LLC.

Other than this $7,500 per month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our initial stockholders and their affiliates have been and will be reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Upon the closing of the Elmet acquisition, John S. Jensen, Elmet’s current president and chief executive officer, will continue in those capacities and will also become our chief executive officer. It is a condition to the closing of the acquisition that the current employment agreement between Elmet and Mr. Jensen be extended until December 31, 2008. Upon the completion of the Elmet acquisition, we anticipate that Elmet will not enter into employment agreements with any of its officers other than Mr. Jensen and possibly Carl Miller, Elmet’s treasurer and chief financial officer.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2007 by:

•       each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•       each of our officers and directors; and

•       all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	% of Outstanding Common Stock
Azimuth Opportunity, Ltd.(3)	1,506,100	9.0%
The Baupost Group, LLC(3)	1,497,300	8.9%
Sapling, LLC and Fir Tree Recovery Master Fund, L.P.(3)	1,644,800	9.8%
Wellington Management Company LLP(3)	1,146,000	6.8%
Robert J. Hanks(4)	855,000	5.1%
David A.R. Dullum(5)	855,000	5.1%
John Carson	450,000	2.6%
Todd A. Fitzpatrick	240,000	1.4%
Christopher R. Young	240,000	1.4%
Timothy J. Durkin(6)	60,000	*
William E. Mahoney	60,000	*
Edward Cady	—	*
All directors and officers as a group (8 individuals)(4)(5)(6)	2,730,000	16.3%

*                    less than one percent.

(1)          Except as set forth below, the business address of each person is One Boston Place, Suite 3630, Boston, Massachusetts 02108. The address of Azimuth Opportunity, Ltd. is c/o W Smiths Finance, Nemours Chambers, P.O. Box 3170, Road Town, Tortola, British West Indies. The address of The Baupost Group, LLC is 10 St. James Avenue, Boston, Massachusetts 02116. The address of Sapling, LLC and Fir Tree Master Fund, L.P. is 535 Fifth Avenue, 31st Floor, New York, New York 10017. The address of Wellington Management Company, LLC is 75 State Street, Boston, Massachusetts 02109.

(2)          Does not reflect the ownership of warrants purchased by certain of the initial stockholders or their affiliates in a private placement in April 2006 as described below, which are not exercisable until the later of April 25, 2007 or the date of our consummation of a business combination.

(3)          Based solely upon (i) Amendment No. 1 to the report on Schedule 13G filed by Azimuth Opportunity, Ltd. with the Securities and Exchange Commission (the “SEC”) on or about

February 14, 2007, (ii) the Form 13F filed by The Baupost Group, LLC with the SEC for the quarter ended December 31, 2006, (iii) the report on Schedule 13G filed by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. with the SEC on or about February 14, 2007, and (iv) the report on Schedule 13G filed by Wellington Management Co., LLP with the SEC on or about February 14, 2007. Such reports as filed with the SEC state that, as of the dates those reports were signed, (i) Paul C. Gannon was the chief financial officer of The Baupost Group, LLC, and (ii) Jeffery Tannenbaum was the president of Fir Tree, Inc., which was the manager of each of Sapling, LLC and Fir Tree Recovery Master Fund, L.P.

(4)          Includes 825,000 shares held individually by Mr. Hanks and 30,000 shares held by Grand Cru Management, LLC, with respect to which Mr. Hanks possesses shared voting and dispositive power.

(5)          Includes 825,000 shares held individually by Mr. Dullum and 30,000 shares held by Grand Cru Management, LLC, with respect to which Mr. Dullum possesses shared voting and dispositive power.

(6)          Includes 60,000 shares held individually by Mr. Durkin. Does not include 120,000 shares held of record by Latona Associates Fund I, LLC, an investment fund of which Mr. Durkin serves as an officer of the manager.

All of the shares of our common stock outstanding prior to our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until, subject to certain limited exceptions (each of which requires that the shares remain in escrow for the required period) six months after the consummation of a liquidation, merger, stock exchange or other similar transaction which results in our public stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children, trusts established for their benefit, or to affiliated companies, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock (but subject, in the case of voting on a proposed business combination, to the agreement described below) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

In connection with any vote required to approve any business combination, our directors, officers and those stockholders who owned shares of our common stock prior to our initial public offering have agreed to vote all of their shares, including shares that they purchased in our public offering or in the aftermarket, in accordance with the vote of the majority of the shares of common stockholders voted by the public stockholders. As described in the table above, our directors, officers and initial stockholders collectively owned as of March 26, 2007, an aggregate of 3 million shares of common stock, or 17.9% of our then total outstanding shares. All of these shares were purchased prior to our public offering and will therefore be voted on the acquisition proposal in accordance with the vote of the majority of the shares of common stock voted by the public stockholders. If the acquisition proposal is approved at the special meeting, our directors, officers and initial stockholders intend to vote all of these shares in favor of the amendment proposal and the incentive compensation plan proposal.

Certain of our initial stockholders (or their affiliates) purchased an aggregate of 2 million warrants at a price of $0.65 per warrant in a private placement in April 2006. These warrants may not be sold, assigned or transferred until after the date we consummate a business combination and may not be exercised until the later of April 25, 2007 or such date of consummation.

The following table sets forth the name and respective number of warrants for each of such initial stockholders:

Robert J. Hanks	230,769
David A. R. Dullum	384,616
John Carson	153,846
Todd A. Fitzpatrick	38,462
Christopher R. Young	76,923
William E. Mahoney	153,846
Latona Associates Fund I, LLC (1)	384,615
Grand Cru Management, LLC (2)	250,000
Thomas Bullock	76,923
September Morning Investments, LLC (3)	250,000

(1)          Latona Associates Fund I, LLC is an investment fund of which Timothy J. Durkin, one of our directors, serves as an officer of the manager.

(2)          Grand Cru Management, LLC is one of our initial stockholders and an affiliate of Robert J. Hanks and David A. R. Dullum.

(3)          September Morning Investments, LLC is an affiliate of Frank H. Jellinek, Jr., one of our initial stockholders, who is now deceased.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships Prior to the Acquisition

As of June 22, 2005, we issued 3,000,000 shares (as adjusted for the subsequent stock split in connection with our initial public offering) of our common stock to the parties set forth below for $25,000 in cash, at an average purchase price of $0.01 per share, as follows:

Name	Number of Shares	Relationship to us
Robert J. Hanks	900,000	Chief Executive Officer, Treasurer and Director
David A.R. Dullum	900,000	President, Secretary and Director
Grand Cru Management, LLC	1,170,000	Principal stockholder and affiliate of Messrs. Hanks and Dullum
Timothy J. Durkin	30,000	Director

In July and August 2005, Grand Cru Management, LLC subsequently sold 750,000 of its shares of common stock to certain officers, directors, special advisors and other accredited investors in private sales as follows:

Todd A. Fitzpatrick	240,000
Christopher R. Young	240,000
Timothy J. Durkin	30,000
John Carson	60,000
William E. Mahoney	60,000
John I. Jellinek	30,000
Stephen Gray	30,000
Thomas Bullock	30,000
Latona Associates Fund I, LLC	120,000
Frank H. Jellinek, Jr.	60,000

In February 2006, Grand Cru Management, LLC sold 240,000 shares to John Carson, our chairman of the board. In addition, Mr. Hanks and Mr. Dullum each sold 75,000 shares to Mr. Carson in private sales. Following the death of Frank H. Jellinek, Jr., the shares held by his estate were assigned to a limited liability company controlled by his widow, Judith A. Jellinek, in April 2006.

In April 2006, certain of our initial stockholders purchased 2,000,000 warrants in a private placement at $0.65 per warrant. The warrants will become exercisable, at a price of $5.00 per share of common stock, on the later of April 25, 2007 or the date of our consummation of a business combination.

The following table sets forth the name and respective number of warrants for each of such initial stockholders:

Robert J. Hanks	230,769
David A. R. Dullum	384,616
John Carson	153,846
Todd A. Fitzpatrick	38,462
Christopher R. Young	76,923
William E. Mahoney	153,846
Latona Associates Fund I, LLC(1)	384,615
Grand Cru Management, LLC(2)	250,000
Thomas Bullock	76,923
September Morning Investments, LLC(3)	250,000

(1)          Latona Associates Fund I, LLC is an investment fund of which Timothy J. Durkin, one of our directors, serves as an officer of the manager.

(2)          Grand Cru Management, LLC is one of our initial stockholders and an affiliate of Robert J. Hanks and David A. R. Dullum.

(3)          September Morning Investments, LLC is an affiliate of Frank H. Jellinek, Jr., one of our initial stockholders, who is now deceased.

All shares of common stock outstanding prior to our initial public offering were placed into an escrow account with Continental Stock Transfer & Trust Company and with certain limited exceptions will not be tradeable until six months after our consummation of a business combination.

The holders of the majority of the shares outstanding prior to our initial public offering will be entitled to make up to two demands that we register these shares and the shares which they may receive upon exercise of the warrants described above. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Grand Cru Management, LLC, an affiliate of Robert J. Hanks and David A.R. Dullum, has agreed that, commencing on April 25, 2006 and through the acquisition of a target business, it will make available to us certain limited administrative, technical and secretarial services, as well as the use of certain limited office space, including a conference room, in Boston, Massachusetts, as we may require from time to time. We have paid and will pay Grand Cru Management, LLC $7,500 per month for these services. Robert J. Hanks and David A.R. Dullum each own 50% of Grand Cru Management, LLC and, as a result, benefit from the transaction to the extent of their interest in or position with Grand Cru Management, LLC. Grand Cru Management, LLC is subleasing space from NEGF Advisory Company, Inc., of which Mr. Hanks and Mr. Dullum are principals. These arrangements are solely for our benefit and are not intended to provide Mr. Hanks and Mr. Dullum compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Boston, Massachusetts area, that the fee charged by Grand Cru Management, LLC (and paid by Grand Cru Management, LLC to NEGF Advisory Company, Inc.) is at least as favorable as we could have obtained from an unaffiliated person.

In April 2006, Robert J. Hanks and David A.R. Dullum advanced a total of $75,000, on a non-interest bearing basis, to us to cover expenses related to our initial public offering. We repaid advances on May 1, 2006 from the proceeds of our initial public offering which were not placed in trust. On May 1, 2006, Grand Cru Management, LLC, an affiliate of Mr. Hanks and Mr. Dullum, loaned an additional $150,000 to us which was deposited in the trust account. That loan bore interest at a rate of 4% per year and was repaid in full (including accrued interest) on July 5, 2006 out of the interest earned on the trust account.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. We have reimbursed our officers and directors for an aggregate of $16,003 of expenses which they had incurred on our behalf between the completion of our initial public offering on May 1, 2006 through December 31, 2006. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Relationships Relating to the Acquisition

Certain of our executive officers and members of our board of directors, and certain of their affiliates and associates, have interests in the acquisition that are different from, or in addition to, your interest as a stockholder. These interests include:

•       Robert J. Hanks, our chief executive officer and a member of our board of directors, served as a member of the Elmet board of directors from January 2004 to September 2006, and three investment funds (New England Partners Capital, L.P., Harbor Partners II, L.P., and Latona

Associates Fund I, LLC) with which certain of our directors and officers are affiliated are the holders of approximately 7.4% of Elmet’s issued and outstanding shares (8.3% on a fully-diluted basis including the outstanding Elmet warrants). If the acquisition is completed, those three funds will receive at the time of the closing a total of $7.26 million in cash (including repayment of $912,500 principal amount of Elmet’s subordinated notes they now hold and $6.35 million for the shares of Elmet common stock and warrants they now hold), and Harbor will issue to those funds (or reserve for future issuance upon exercise of their “Put Right”) a total of 113,433 shares of Harbor common stock. To the extent (if any) that Harbor becomes obligated in the future to pay to the Elmet stockholders the contingent payment under the stock purchase agreement, those three funds could potentially receive up to an additional $1.38 million in cash and additional Harbor shares worth up to $922,022 at the time those additional shares are issued.

•       The Harbor directors and officers who are affiliated with the three investment funds described in the preceding paragraph now collectively have approximately a 1% indirect interest in the cash payments and Harbor shares which those funds will receive. However, those Harbor directors and officers could in the future collectively receive up to an approximately 13% indirect “profits” interest in such cash payments and Harbor shares if certain performance criteria set forth in the organizational documents of those funds are satisfied.

•       If the acquisition is not approved and we fail to consummate an alternative transaction within the time permitted under our Certificate of Incorporation and we are therefore required to liquidate, the shares of common stock beneficially owned by our executive officers and directors and their affiliates and associates that were acquired prior to our initial public offering will become worthless because no portion of the net proceeds of our initial public offering to be distributed upon our liquidation would be allocated to such shares. These shares collectively have a market value of $16.5 million based on the closing sale price of our common stock on March 26, 2007. However, the 3.0 million shares acquired prior to our initial public offering by these individuals cannot be sold until at least six months after our consummation of a business combination, during which time the value of the shares may increase or decrease. Similarly, the warrants to purchase our common stock held by our executive officers and directors and their affiliates and associates, with an aggregate market value of $640,000 based on the closing sale price of our warrants on March 26, 2007 (and which, if then exercisable, would have permitted them to purchase an aggregate of 2.0 million common shares then having a market value of $11.0 million for an exercise price of $10.0 million), will become worthless if the acquisition is not approved and we fail to consummate an alternative transaction within the time permitted under our Certificate of Incorporation.

•       After the completion of the acquisition, we expect that four of our directors, namely John Carson, David A.R. Dullum, Robert J. Hanks and William E. Mahoney, will continue to serve on our board of directors. Each of our directors will, following the acquisition, be compensated in such manner, and in such amounts, as our board of directors may determine to be appropriate..

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Goldstein Golub Kessler LLP audited our financial statements for the year ended December 31, 2006. Through September 30, 2005, Goldstein Golub Kessler LLP had a continuing relationship with American Express Tax and Business Services, Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and Goldstein Golub Kessler LLP established a similar relationship with RSM McGladrey, Inc. Goldstein Golub Kessler LLP has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of Goldstein Golub Kessler LLP. Goldstein Golub Kessler LLP manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit Fees

Fees for audit services provided by Goldstein Golub Kessler LLP totaled $51,250 in 2006, including fees associated with the audit of our annual financial statements for the fiscal year ended December 31, 2006, the reviews of our quarterly reports on Form 10-Q,  the audit of our balance sheet at May 1, 2006 included in our current report on Form 8-K, for audit services performed in connection with our registration statement on Form S-1 initially filed in 2005, and for audit services performed in connection with the Company’s filing of a preliminary proxy statement relating to the Elmet acquisition in December 2006.

Fees for audit services provided by Goldstein Golub Kessler LLP totaled $22,000 in 2005, including fees associated with the audit of the annual financial statements for the fiscal year ended December 31, 2005, and for services performed in connection with the Company’s registration statement on Form S-1 initially filed in 2005.

Other than the fees described above, Goldstein Golub Kessler LLP did not bill any fees for services rendered to us during fiscal years 2005 or 2006 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

We incurred approximately $2,000 in fees to Goldstein Golub Kessler LLP in 2006 in connection with the preparation of our 2005 income tax returns.

All Other Fees

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered during the fiscal years ended December 31, 2006 or 2005.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)          Financial Statements

See Index to Consolidated Financial Statements commencing on Page F-1.

(2)          Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)          Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Certificate of Incorporation(1)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
4.5	Warrant Clarification Agreement(3)
4.6	Form of Unit Purchase Option with Ferris, Baker Watts, Incorporated(1)
4.7	Amendment to Unit Purchase Option(3)
10.1	Form of Letter Agreement among the Registrant, Ferris Baker Watts, Incorporated and Robert J. Hanks(1)
10.2	Form of Letter Agreement among the Registrant, Ferris Baker Watts, Incorporated and David A.R. Dullum(1)
10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
10.4	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders(1)
10.5	Form of Letter Agreement between Grand Cru Management, LLC and the Registrant regarding administrative support(1)
10.6	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders(1)
10.7	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and officers and directors of the Registrant other than Messrs. Hanks and Dullum(1)
10.8	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and other Initial Stockholders(1)
10.9	Form of Warrant Placement Agreement(1)
10.10	Stock Purchase Agreement dated October 17, 2006 among the Registrant, Elmet Technologies, Inc. and the holders of all of the outstanding shares and warrants of Elmet Technologies, Inc.(2)
10.11	Amendment No. 1 to Stock Purchase Agreement, dated as of February 9, 2007(4)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to Section 908 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter(1)
99.2	Code of Ethics(1)
99.3	Code of Ethics for Senior Financial Officers(1)

(1)          Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, File No. 333-1263000.

(2)          Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, File No. 001-32688, dated October 17, 2006.

(3)          Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, File No. 001-32688, dated November 14, 2006.

(4)          Incorporated by reference to the exhibit filed with the Registrant’s Amendment No. 1 to its Current Report on Form 8-K, File No. 001-32688, dated February 9, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR ACQUISITION CORPORATION
Date: March 27, 2007	By:	/s/ ROBERT J. HANKS
Robert J. Hanks
Chief Executive Officer and Treasurer
(Principal Executive Officer)
Date: March 27, 2007	By:	/s/ TODD A. FITZPATRICK
Todd A. Fitzpatrick
Vice President
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ ROBERT J. HANKS	Chief Executive Officer, Treasurer and Director	March 27, 2007
Robert J. Hanks	(Principal Executive Officer)
/s/ DAVID A.R. DULLUM	President, Secretary and Director	March 27, 2007
David A.R. Dullum
/s/ TIMOTHY J. DURKIN	Director	March 29, 2007
Timothy J. Durkin
/s/ JOHN CARSON	Chairman of the Board of Directors	March 29, 2007
John Carson
/s/ WILLIAM E. MAHONEY	Director	March 29, 2007
William E. Mahoney
/s/ TODD A. FITZPATRICK	Vice President and Principal Financial and	March 27, 2007
Todd A. Fitzpatrick	Accounting Officer
/s/ EDWARD CADY	Director	March 29, 2007
Edward Cady

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Harbor Acquisition Corporation

We have audited the accompanying balance sheet of Harbor Acquisition Corporation (a development stage corporation) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from June 10, 2005 (inception) to December 31, 2005, and the cumulative period from June 10, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Acquisition Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from June 10, 2005 (inception) to December 31, 2005, and the cumulative period from June 10, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company may face a mandatory liquidation by November 1, 2007 if a business combination is not consummated, unless certain extension criteria are met, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 6, 2007

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Balance Sheets

	December 31, 2006	December 31, 2005
Assets
Current:
Cash	$534,970	$6,654
Investments held in trust	77,840,000	—
Investments held in trust from Underwriter	1,620,000	—
Investment income not subject to trust	213,364	—
Prepaid Expense	66,000	—
Total current assets	80,274,334	6,654
Deferred offering costs	—	303,509
Deferred acquisition costs	643,592	—
Deferred tax asset	146,362	—
Total Assets	$81,064,288	$310,163
Liabilities And Stockholders’ Equity
Current Liabilities
Accrued Offering Expenses	$—	$210,000
Accrued Expenses	305,434	5,000
Notes Payable, Stockholders	—	75,000
Due to Underwriter	1,620,000	—
Income Taxes Payable	111,043	—
Total Liabilities	2,036,477	290,000
Common stock subject to possible conversion, 2,758,620 shares at conversion value	15,560,216	—
Commitments
Stockholders’ Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 70,000,000 shares authorized; 16,800,000 shares (which includes 2,758,620 subject to possible conversion) and 3,000,000 shares issued and outstanding at December 31, 2006 and December 31, 2005 respectively	1,680	300
Additional Paid in Capital	62,104,087	24,700
Earnings (Deficit) Accumulated during the development stage	1,361,828	(4,837)
Total Stockholders’ Equity	63,467,595	20,163
Total Liabilities and Stockholders’ Equity	$81,064,288	$310,163

The accompanying notes should be read in conjunction with the financial statements.

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Statement of Operations

			For the period from
		For the period from	June 20, 2005 (inception)
	For the year ended	June 20, 2005 to	to December 31, 2006
	December 31, 2006	December 31, 2005	(cumulative)
Interest income	$2,599,821	$163	$2,599,984
Operating Expenses
General & Administrative	488,475	5,000	493,475
Net Income (Loss) before income taxes	2,111,346	(4,837)	2,106,509
Income tax expense	744,681	—	744,681
Net Income (Loss)	$1,366,665	($4,837)	$1,361,828
Weighted Average number of common shares outstanding—basic and diluted	12,489,863	3,000,000	9,207,527
Income (Loss) per Share—basic and diluted	$0.11	($0.00)	$0.15

The accompanying notes should be read in conjunction with the financial statements.

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Statement of Stockholders’ Equity

				Earnings (Deficit)
	Common Stock		Additional	Accumulated During the
	Shares	Amount	Paid-in-Capital	Development Stage	Total
Stock issued June 22, 2005 at $.008 per share	3,000,000	$300	$24,700	$—	$25,000
Net Loss				(4,837)	(4,837)
Balance at December 31, 2005	3,000,000	$300	$24,700	($4,837)	$20,163
Unaudited:
Sale of Private Placement Warrants	—	—	1,300,000	—	1,300,000
Sale of 13,800,000 Units net of underwriter's discount and offering expenses (includes 2,758,620 shares subject to possible conversion)	13,800,000	1,380	76,339,503	—	76,340,883
Proceeds subject to possible conversion of 2,758,620 shares	—	—	(15,560,216)	—	(15,560,216)
Sale of underwriter option	—	—	100	—	100
Net Income	—	—	—	1,366,665	1,366,665
Balance at December 31, 2006	16,800,000	$1,680	$62,104,087	$1,361,828	$63,467,595

The accompanying notes should be read in conjunction with the financial statements.

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Statement of Cash Flows

			For the period from
			June 22, 2005 (inception)
	For the year	June 22, 2005 (inception)	to December 31, 2006
	ended December 31, 2006	to December 31, 2005	(cumulative)
Cash Flows From Operating Activities
Net Income (Loss)	$1,366,665	($4,837)	$1,361,828
Adjustment to reconcile net income to net cash provided
by operating activities:
Income taxes payable	111,043	—	111,043
Changes in operating assets and liabilities:
Increase in prepaid expenses	(66,000)	—	(66,000)
Increase in value of investments held in trust	(2,592,864)	—	(2,592,864)
Increase in Deferred tax asset	(146,362)	—	(146,362)
Increase in Accrued expenses	95,860	5,000	100,860
Net Cash provided by Operating Activities	(1,231,658)	163	(1,231,495)
Cash Flows From Investing Activites
Payment of deferred acquisition costs	$(439,018)	—	$(439,018)
Cash held in Trust Account	(79,460,000)	—	(79,460,000)
Disbursements from trust	2,379,500	—	2,379,500
Net Cash used in Investing Activities	(77,519,518)	—	(77,519,518)
Cash Flows From Financing Activities
Proceeds from public offering	82,800,000	—	82,800,000
Proceeds from private placement of warrants	1,300,000	—	1,300,000
Proceeds from issuance of underwriting option	100	—	100
Proceeds from sale of stock	—	25,000	25,000
Proceeds from notes payable, Stockholders	150,000	75,000	225,000
Payments of notes payable, Stockholders	(225,000)	—	(225,000)
Payment of advances due to Stockholders	(5,000)	—	(5,000)
Payment of offering costs	(4,740,608)	(93,509)	(4,834,117)
Net Cash provided by Financing Activities	79,279,492	6,491	79,285,983
Net increase in Cash	528,316	6,654	534,970
Cash at beginning of period	6,654	—	—
Cash at end of period	$534,970	$6,654	$534,970
Supplemental schedule of non-cash financing activities:
Advance due to Stockholder for Public Offering costs	$5,000	—	$5,000
Accrual of deferred underwriting fees	$1,620,000	—	$1,620,000
Supplemental schedule of non-cash investing activities:
Accrual of deferred acquisition costs	$204,574	—	$204,574

The accompanying notes should be read in conjunction with the financial statements.

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The consolidated financial statements include the accounts of Harbor Acquisition Corporation and its wholly owned subsidiary Harbor Acquisition Security Corporation (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. The statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principals generally accepted in the United States.

2.   Organization and Business Operations

The Company was incorporated in Delaware on June 20, 2005 as a blank check company whose objective is to acquire an operating business. At December 31, 2006, the Company had neither engaged in any operations nor generated significant operating revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

All activity through December 31, 2006, relates to the Company’s formation, its initial public offering described below, and thereafter, pursuing potential acquisitions of target businesses.

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective April 25, 2006. The Company consummated the Public Offering on May 1, 2006, and preceding the consummation of the Public Offering on May 1, 2006 certain officers, directors, and initial shareholders of the Company purchased an aggregate of 2,000,000 warrants at $.65 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the offering. The Company received net proceeds from the Private Placement and the Offering of approximately $77,640,883 (Note 4).

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

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, $79,460,000 including $1,620,000 of deferred underwriters’ nonaccountable expense allowance described in Note 4, is being held in a trust account (“Trust Fund”) and, commencing May 2, 2006, is invested in government securities until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other persons it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. Certain of the Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other persons that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Fund), along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,000,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding the deferred portion of the underwriters’ non-accountable expense allowance) has been classified as common stock subject to possible conversion on the accompanying December 31, 2006 balance sheet. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters’ non-accountable expense allowance held in trust (see Note 4). As of December 31, 2006, the estimated per share conversion price is $5.76.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 4).

On May 1, 2006, the Company formed a wholly owned subsidiary, Harbor Acquisition Security Corporation, for tax planning purposes. The Company assigned the rights to the investments in the Trust Fund to this subsidiary.

On October 17, 2006, the Company entered into a Stock Purchase Agreement with Elmet Technologies, Inc (“Elmet”) and the holders of all of the outstanding shares and warrants of Elmet. Subject to the terms and conditions of the Stock Purchase Agreement, the Company has agreed to acquire all of the outstanding Elmet shares and all of its outstanding warrants. The acquisition is expected to be consummated during the second quarter of 2007, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions. The pending transaction is further described in the Company’s current report filed with the U.S. Securities and Exchange Commission on Form 8-K on October 17, 2006.

3.   Summary of Significant Accounting Policies

A.   Income taxes:

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

B.   Earnings (Loss) per common share:

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. The effect of the 27,600,000 outstanding warrants issued in connection with the initial public offering described in Note 4 has not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 600,000 units included in the underwriters’ purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since they are contingently exercisable and since the market price of the option was less than the exercise price during the period.

C.   Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

D.   Cash and Cash Equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

E.   Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more than likely not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

4.   Initial Public Offering

On May 1, 2006, the Company sold 13,800,000 units (“Units”), including 1,800,000 in connection with the Underwriter’s over-allotment, in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company calls the Warrants, the holder will either have to redeem the Warrants by purchasing the common stock from the Company for $5.00 per share or allow the Company to redeem the Warrants at a price of $.01 per warrant.

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

The Initial Stockholders are entitled to registration rights with respect to their founding shares and private placement warrants pursuant to agreements dated April 25, 2006. The holders of the majority of these shares and warrants are entitled to make up to two demands that the Company register these shares. In addition, the Initial Stockholders have “piggy-back” registration rights on certain registration statements filed subsequent to the consummation of a Business Combination.

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

5.   Limited Distributions of Income from Trust Account

Upon written request from the Company, which may be given not more than once in any calendar month, the Trustee shall distribute to the Company by wire transfer an amount computed and certified by the Company to be equal to the collected and undistributed income earned on the original amount deposited in the Trust Account for the preceding month. The maximum amount of distributions, net of taxes, that the Company may request and the Trustee shall distribute is $1,850,000. The Company has received distributions, net of taxes, of $1,599,500 through December 31, 2006. These funds will be used for working capital purposes associated with identifying and consummating a Business Combination.

If there is any income tax obligation relating to the income of the property in the Trust Account, then, at the written instruction of the Company, the Trustee shall disburse to the Company by wire transfer, out of the property in the Trust Account, the amount indicated by the Company as required to pay income taxes. Such disbursements amounted to $780,000 through December 31, 2006.

6.   Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and other fees incurred prior to the Offering which were directly related the Offering. These costs were charged to Stockholders’ equity upon completion of the Offering.

7.   Deferred Acquisition Costs

Deferred acquisition costs consist principally of legal fees directly associated with the negotiation and execution of the Stock Purchase Agreement with Elmet Technologies Inc. These costs will be treated as part of the purchase price upon the closing of the transaction.

8.   Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
Current:
Federal	$850,400	—
State and local	40,643	—
Deferred:
Federal	(146,362)	—
State and local	—	—
Total provision for income taxes	$744,681	—

The Company’s effective tax rate differs from the effective federal tax rate of 34% principally due to the following:

Year ended December 31, 2006
Federal statutory rate	34.0%
State and local tax	0.1%
Change in valuation allowance	1.2%
35.3%

	Year ended December 31, 2005
Federal statutory rate	34.0%
Increase in valuation allowance	(34.0%	)
	—

The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

	December 31, 2006	December 31, 2005
Expenses deferred for income tax purposes	$172,508	$2,000
Less valuation allowance	(26,146)	($2,000)
Total	$146,362	$0

9.   Note Payable, Stockholders

The Company issued an aggregate of $75,000 unsecured promissory notes to two of its Initial Stockholders on June 22, 2005. The notes were non-interest bearing and were payable on the earlier of June 15, 2006 or the consummation of the Public Offering. Accordingly, the Company paid off the notes on May 1, 2006. Separately, upon the consummation of the Offering, a shareholder loaned the Company $150,000. The loan with related interest was paid in full on July 5, 2006. The loan bore interest at 4% per annum and was paid from the interest earned on the amounts in the Trust Fund. Due to the short term nature of the notes, the fair value of the notes approximated their carrying amount.

10.   Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Public Offering. The statement of operations includes $61,700 for the year ended December 31, 2006.

Pursuant to letter agreements dated June 22, 2005 with the Company and the representative of the underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

11.   Common Stock

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

12.   Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

13.   Reserved Common Stock

At December 31, 2006, 31,400,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the underwriter’s purchase option.

14.   Trust Fund

For tax planning purposes, the Company assigned its rights to the cash in the Trust Fund to Harbor Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a “security corporation” entitled to a reduced state corporate tax rate.

15.   Going Concern

The Company has not commenced any operations as of December 31, 2006, but has entered into a Stock Purchase Agreement with Elmet Technologies, Inc (“Elmet”) and the holders of all the outstanding shares and warrants of Elmet (see Note 2). This proposed acquisition would fulfill the conditions of a Business Combination required to release the funds held in the Trust Account to the Company (see Note

4). If this Business Combination is not completed, the Company intends to immediately resume the search for another suitable Business Combination; however, there is no assurance that such a suitable Business Combination would be identified and consummated within the requisite time periods. In the event one is not, the Company would be required to distribute the funds held in the Trust Account to the Public Stockholders.

Management believes that the Company’s existing cash resources, including cash on hand, will be sufficient to cover operating costs and expenses until the proposed acquisition is consummated. However, the Company would be required to obtain additional financing to continue its search for another suitable Business Combination and continue as a going concern if the proposed acquisition is not consummated.