Form 10-Q
period 2007-03-31
Harbor Acquisition Corp.
filed 2007-05-15
CIK 1331945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-32688

HARBOR ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-2518836
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Boston Place, Suite 3630
Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(617) 624-8409
(Registrant’s telephone number, including area code)

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

As of May 14, 2007, 16,800,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

HARBOR ACQUISITION CORPORATION
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Balance Sheets

Assets	March 31, 2007	December 31, 2006
Current:	(Unaudited)
Cash	$375,477	$534,970
Investments held in trust	78,479,583	77,840,000
Investments held in trust from Underwriter	1,620,000	1,620,000
Investment income not subject to trust	—	213,364
Prepaid Expense	45,000	66,000
Total current assets	80,520,060	80,274,334
Deferred acquisition costs	951,614	643,592
Deferred tax asset	187,428	146,362
Total Assets	$81,659,102	$81,064,288
Liabilities and Stockholders’ Equity
Current Liabilities
Accrued Expenses	$259,703	$305,434
Notes Payable, Stockholders	—	—
Due to Underwriter	1,620,000	1,620,000
Income Taxes Payable	200,921	111,043
Total Liabilities	2,080,624	2,036,477
Common stock subject to possible conversion, 2,758,620 shares at conversion value	15,560,216	15,560,216
Commitments
Stockholders’ Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 70,000,000 shares authorized; 16,800,000 shares (which includes 2,758,620 subject to possible conversion) and 3,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively	1,680	1,680
Additional Paid in Capital	62,104,087	62,104,087
Earnings accumulated during the development stage	1,912,495	1,361,828
Total Stockholders’ Equity	64,018,262	63,467,595
Total Liabilities and Stockholders’ Equity	$81,659,102	$81,064,288

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed  Statements of Operations

(Unaudited)

			For the period from
			June 20, 2005 (inception)
	For the three months	For the three months	to March 31, 2007
	ended March 31, 2007	ended March 31, 2006	(cumulative)
Interest income	$970,664	$25	$3,570,648
Operating Expenses
General & Administrative	120,784	1,516	614,259
Net Income (Loss) before income taxes	849,880	(1,491)	2,956,389
Income tax expense	299,213	—	1,043,894
Net Income (Loss)	$550,667	$(1,491)	$1,912,495
Weighted Average number of common shares outstanding—basic and diluted	16,800,000	3,000,000	10,262,037
Income (Loss) per Share—basic and diluted	$0.03	$(0.00)	$0.19

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

				Earnings (Deficit)
	Common Stock		Additional	Accumulated During the Development
	Shares	Amount	Paid-in-Capital	Stage	Total
Stock issued June 22, 2005 at $.008 per share	3,000,000	$300	$24,700	$—	$25,000
Net Loss				(4,837)	(4,837)
Balance at December 31, 2005	3,000,000	$300	$24,700	($4,837)	$20,163

Sale of Private Placement Warrants	—	—	1,300,000	—	1,300,000
Sale of 13,800,000 Units net of underwriter’s discount and offering expenses (includes 2,758,620 shares subject to possible conversion)	13,800,000	1,380	76,339,503	—	76,340,883
Proceeds subject to possible conversion of 2,758,620 shares	—	—	(15,560,216)	—	(15,560,216)
Sale of underwriter option	—	—	100	—	100
Net Income	—	—	—	1,366,665	1,366,665
Balance at December 31, 2006	16,800,000	$1,680	$62,104,087	$1,361,828	$63,467,595
Unaudited:
Net Income	—	—	—	550,667	550,667
Balance at March 31, 2007	16,800,000	$1,680	$62,104,087	$1,912,495	$64,018,262

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the period from
			June 20, 2005 (inception)
	For the three months	For the three months	to March 31, 2007
	ended March 31, 2007	ended March 31, 2006	(cumulative)
Cash Flows From Operating Activities

Net Income (Loss)	$550,667	$(1,491)	$1,912,495
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in Prepaid expenses	21,000	—	(45,000)
Increase in value of investments held in trust	(968,120)	—	(3,560,984)
Increase in Deferred tax asset	(41,066)	—	(187,428)
Increase in Income taxes payable	89,878	—	200,921
Increase in Accrued expenses	21,209	—	122,069

Net Cash provided by (used in) Operating Activities	(326,432)	(1,491)	(1,557,927)

Cash Flows From Investing Activities

Payment of deferred acquisition costs	$(374,962)	—	$(813,980)
Disbursements from Trust	541,901		2,921,401
Cash held in Trust Account	—	—	(79,460,000)

Net Cash provided by (used in) Investing Activities	166,939	—	(77,352,579)

Cash Flows From Financing Activities

Proceeds from public offering	—	—	82,800,000
Proceeds from private placement of warrants	—	—	1,300,000
Proceeds from issuance of underwriting option	—	—	100
Proceeds from sale of stock	—	—	25,000
Proceeds from notes payable, Stockholders	—	—	225,000
Payments of notes payable, Stockholders	—	—	(225,000)
Payment of advances due to Stockholders	—	—	(5,000)
Payment of offering costs	—	(2,339)	(4,834,117)

Net Cash provided by Financing Activities	0	(2,339)	79,285,983

Net increase in Cash	(159,493)	(3,830)	375,477

Cash at beginning of period	534,970	6,654	—

Cash at end of period	$375,477	$2,824	$375,477

Supplemental schedule of non-cash financing activities:
Advance due to Stockholder for Public Offering costs	$—	$5,000	$5,000
Accrual of deferred underwriting fees	$1,620,000	—	$1,620,000
Accrual of public offering costs	—	$320,000	—

Supplemental schedule of non-cash investing activities:
Accrual of deferred acquisition costs	$137,633	—	$137,633

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

The financial statements at March 31, 2007 and for the periods ended March 31, 2007 and 2006 are unaudited. The condensed financial statements include the accounts of Harbor Acquisition Corporation and its wholly owned subsidiary Harbor Acquisition Security Corporation (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006 and for the period from June 20, 2005 (inception) through March 31, 2007.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Audited financial statements as of and for the year ended December 31, 2006, prepared in accordance with generally accepted accounting principles, are contained in the Company’s 2006 annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet included in this report has been derived from the audited financial statements included in said annual report.

2. Organization and Business Operations

The Company was incorporated in Delaware on June 20, 2005 as a blank check company whose objective is to acquire an operating business. At March 31, 2007 the Company had neither engaged in any operations nor generated significant operating revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

All activity through March 31, 2007 relates to the Company’s formation, its initial public offering described below, and thereafter, pursuing potential acquisitions of target businesses.

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective April 25, 2006. The Company consummated the Public Offering on May 1, 2006, and preceding the consummation of the Public Offering on May 1, 2006, certain officers, directors, and initial shareholders of the Company purchased an aggregate of 2,000,000 warrants at $.65 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Public Offering. The Company received net proceeds from the Private Placement and the Public Offering of approximately $77,640,883 (Note 3).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of this Public Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”), which may not constitute a business combination for accounting purposes.

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, $79,460,000, including $1,620,000 of deferred underwriting fees described in Note 3, is being held in a trust account (“Trust Fund”) and, commencing May 2, 2006, is invested in government securities until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Fund as described below.  The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other persons it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. Certain of the Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other persons that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining  proceeds (not held in the Trust Fund), along with interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. Under the Company’s Certificate of Incorporation, the Business Combination must be approved by a majority of the votes cast at the stockholders meeting by holders of record of the Company’s common stock on the record date. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Initial

Stockholders”), have agreed to vote their 3,000,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting provisions will no longer be applicable. In addition, in the event that stockholders owning 20% or more of the shares issued in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Public Offering.  Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding the deferred portion of the underwriters’ non-accountable expense allowance) has been classified as common stock subject to possible conversion on the accompanying March 31, 2007 balance sheet. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters’ non-accountable expense allowance held in trust (see Note 3).  As of March 31, 2007, the estimated per share conversion price is $5.79.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied.  There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements assume the Company will continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 3).

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

3. Initial Public Offering

On May 1, 2006, the Company sold 13,800,000 units (“Units”), including 1,800,000 Units in connection with the underwriters’ over-allotment option, in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company calls the Warrants, the holder will either have to exercise the Warrants by purchasing the common stock from the Company for $5.00 per share or allow the Company to redeem the Warrants at a price of $.01 per Warrant.

In connection with the Public Offering, the Company paid the underwriters of the Public Offering (collectively, the “Underwriters”) an underwriting discount of 5.0% of the gross proceeds of the Public Offering ($4,140,000). In addition, a non-accountable expense allowance of 2.25% of the gross proceeds of the Public Offering, excluding the over-allotment option, is due to the Underwriter, who has agreed to deposit the non-accountable expense allowance ($1,620,000) into the Trust Fund until the earlier of the completion of a Business Combination or the liquidation of the Trust Fund. The Underwriters have further agreed to forfeit any rights to or claims against such proceeds unless the Company successfully completes a Business Combination. If a Business Combination is approved and completed, public stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred non-accountable expense allowance.

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

In connection with the Public Offering, the Company issued an option, for $100, to the Underwriter to purchase 600,000 Units at an exercise price of $7.50 per Unit, exercisable on the later of April 25, 2007 or the consummation of a Business Combination. The option has a life of five years from the effective date. The Units that would be issued upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying the option entitles the holder to purchase one share of the Company’s common stock at a price of $6.25 and will have a cashless exercise provision. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated, using the Black-Scholes method, the fair value of the option granted to the Underwriters as of the date of grant was approximately $1,516,000 using the following assumptions: (1) expected volatility of 49.3%, (2) risk-free interest rate of 4.635% and (3) expected life of five years.  In order to estimate the volatility, the Company considered the historic volatilities of 22 publicly traded companies that operate within the consumer and industrial products sectors.

4. Limited Distributions of Income from Trust Fund

Upon written request from the Company, which may be given not more than once in any calendar month, the trustee shall distribute to the Company by wire transfer from the Trust Fund an amount computed and certified by the Company to be equal to the collected and undistributed income earned on the original amount deposited in the Trust Fund for the preceding month.  The maximum amount of distributions, net of taxes, that the Company may request and the trustee shall distribute is $1,850,000.  The Company has received distributions, net of taxes, of $1,850,000 through March 31, 2007.  These funds will be used for working capital purposes associated with identifying and consummating a Business Combination.

If there is any income tax obligation relating to the income of the property in the Trust Fund, then, at the written instruction of the Company, the trustee shall disburse to the Company by wire transfer, out of the property in the Trust Fund, the amount indicated by the Company as required to pay income taxes.  Such disbursements amounted to $1,030,401 through March 31, 2007.

5. Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, printing, and other fees incurred prior to the Public Offering which were directly related to the Public Offering. These costs were charged to stockholders’ equity upon completion of the Public Offering.

6. Deferred Acquisition Costs

Deferred acquisition costs consist principally of legal fees directly associated with the negotiation and execution of the Stock Purchase Agreement with Elmet. These costs will be treated as part of the purchase price upon the closing of the transaction.

7. Note Payable, Stockholders

The Company issued an aggregate of $75,000 in unsecured promissory notes to two of its Initial Stockholders on June 22, 2005. The notes were non-interest bearing and were payable on the earlier of June 15, 2006 or the consummation of the Public Offering. Accordingly, the Company paid off the notes on May 1, 2006. Separately, upon the consummation of the Public Offering, a shareholder loaned the Company $150,000.  The loan and all  related interest was paid in full on July 5, 2006.  The loan bore interest at 4% per annum and was paid from the interest earned on the amounts in the Trust Fund.  Due to the short term nature of the notes, the fair value of the notes approximated their carrying amount.

8. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of two of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Public Offering.  The statement of operations includes $22,500 for the three months ended March 31, 2007.

Pursuant to letter agreements dated June 22, 2005 with the Company and the representative of the Underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

9. Common Stock

On April 14, 2006, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 70,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

On April 20, 2006, the Company’s Board of Directors approved a stock split to be effected as a stock dividend immediately prior to the closing of the Public Offering. The stock split was executed, and a stock dividend of one share for every 5 shares was issued to the Initial Stockholders.

10. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.

11. Reserved Common Stock

At March 31, 2007, 30,800,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the Underwriters’ purchase option.

12. Trust Fund

For tax planning purposes, the Company assigned its rights to the cash in the Trust Fund to Harbor Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a “security corporation” entitled to a reduced state corporate tax rate.

13. Recent Accounting Pronouncements

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial condition.  The Company was incorporated on June 20, 2005.  Accordingly, the tax periods ending December 31, 2005 and December 31, 2006 are open for examination as of March 31, 2007.

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

On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units attributable to the full exercise of the underwriters’ over-allotment option (see “Liquidity and Capital Resources” below). Since our initial public offering, we have been actively searching for a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a business combination or return the net proceeds of the offering held in trust to investors. On October 17, 2006, we entered into a definitive stock purchase agreement to acquire Elmet, and we currently anticipate we will close such acquisition during the second quarter of 2007.  The transaction is described in our current report filed with the Securities and Exchange Commission on Form 8-K on October 17, 2006. However, we cannot assure investors that we will be able to close the Elmet acquisition or, in the event we do not complete such acquisition, find and close a suitable alternative business combination in the time permitted by our certificate of incorporation.

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

Net income of $550,667 for the three months ended March 31, 2007 consists of interest income primarily on the trust fund investment of $968,120 along with $2,544 of other interest income, reduced by $120,784 of general and administrative expenses and an income tax expense of $299,213.

Net loss of $1,491 for the three months ended March 31, 2006 consists of interest income of $25, reduced by $1,516 of general and administrative expenses.

Net income of $1,912,495 for the period from June 20, 2005 (inception) to March 31, 2007 (cumulative) consists of interest income primarily on the trust fund investment of $3,560,984 along with $9,664 of other interest income, reduced by $614,259 of general and administrative expenses and an income tax expense of $1,043,894.

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

The net proceeds from the private placement of warrants and the public offering of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $690,000, underwriting discounts of $4,140,000 and an underwriters’ non-accountable expense allowance of $1,620,000, were approximately $77,650,000. The net proceeds (including an additional $40,000, representing the difference between estimated offering expenses of $650,000 and actual offering expenses of $690,000) are being held in a trust account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. In addition, we deposited into the trust account the proceeds from a $150,000 loan to us from an affiliate of two of our directors (which we repaid on July 5, 2006, with interest at an annual rate of 4%, from interest earned, net of taxes, on the trust account), and the underwriters’ non-accountable expense allowance of $1,620,000. In total, we deposited $79,460,000 into the trust account.  As of March 31, 2007, there was a total of $80,099,583 held in the trust account, which includes interest earned in excess of the $1,850,000 which we were permitted to withdraw from the trust account to pay our expenses.  The underwriters have agreed to defer payment of the allowance until the consummation of a business combination and to forfeit the allowance if we do not consummate a business combination. Upon the consummation of a business combination, we will pay the deferred non-accountable expense allowance to the underwriters, provided that to the extent fewer than 20% of our public stockholders elect to convert their shares to cash upon such consummation, a pro rata portion of such allowance will be paid to such stockholders rather than to the underwriters. We will have no right to the deferred non-accountable expense allowance.

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

We will use up to $1,850,000 of the interest earned on the trust account to repay the $150,000 loan described above (which we repaid in full, with interest at an annual rate of 4%, on July 5, 2006) and to finance our expenses prior to consummating a business combination. During the period from the completion of our initial public offering on May 1, 2006 through March 31, 2007, we incurred a total of $1,560,873 of such expenses. We currently anticipate that, by the closing of the Elmet acquisition (assuming the acquisition is closed in the second quarter of 2007), we will have incurred approximately $1,800,000 of expenses for the following purposes:

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission (the “SEC”) in connection with our initial public offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” contained in our 2006 Annual Report on Form 10-K filed with the SEC on April 2, 2007.

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

Item 1.                        Legal Proceedings

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

Item 1A.                 Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K filed with the SEC on April 2, 2007.  You should consider carefully all of the material risks described in such report, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

We paid a total of $4,140,000 in underwriting discounts and approximately $650,000 for costs and expenses related to the offering. The underwriters agreed to defer their non-accountable expense allowance of $1,620,000 until we complete a business combination. After deducting the underwriting discounts and the offering expenses, the total net proceeds to us from the offering were approximately $76,390,000, which was deposited into a trust account. In addition, the trust account includes the deferred non-accountable expense allowance, the proceeds from the private placement of $1,300,000 and a loan from an initial stockholder of $150,000. We have also agreed to pay the underwriters the deferred non-accountable expense allowance upon the consummation of our initial business combination, less any portion payable to stockholders who convert their shares to cash.

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

Item 3.                          Defaults upon Senior Securities

Not applicable.

Item 4.                          Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5.                          Other Information

On May 30, 2006, Ferris, Baker Watts, Incorporated, the lead underwriter in our initial public offering, allowed holders of the Company’s units to separately trade the common stock and warrants included in such units as of such date. The common stock, units and warrants are quoted on the American Stock Exchange under the symbols HAC, HAC.U and HAC.WS, respectively.

Item 6.    Exhibits.

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

HARBOR ACQUISITION CORPORATION

Date: May 14, 2007	By:	/s/ Robert J. Hanks
Chief Executive Officer and Treasurer
(Principal Executive Officer)

	By:	/s/ Todd A. Fitzpatrick
Vice President
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002