Form 10-K/A
period 2006-12-31
Harbor Acquisition Corp.
filed 2007-05-25
CIK 1331945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

Harbor Acquisition Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amended Report”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2006  filed with the Securities and Exchange Commission on April 2, 2007 (“Original Report”). The Amended Report is being filed solely to correct an omission in the list of beneficial owners of our common stock set forth in Item 12 of the Original Report, to correct certain typographical errors relating to our date of incorporation in the report of independent public accountants and in certain captions in the financial statements, and to delete the word “Unaudited” from the statement of stockholders’ equity. Except for these edits, the Original Report, including the financial statements therein, is unchanged.

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

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	% of Outstanding Common Stock
Azimuth Opportunity, Ltd.(3)	1,506,100	9.0%
The Baupost Group, LLC(3)	1,497,300	8.9%
Sapling, LLC and Fir Tree Recovery Master Fund, L.P.(3)	1,644,800	9.8%
Wellington Management Company LLP(3)	1,146,000	6.8%
Oliviera Capital, LLC(3)	875,000	5.2%
Robert J. Hanks(4)	855,000	5.1%
David A.R. Dullum(5)	855,000	5.1%
John Carson	450,000	2.6%
Todd A. Fitzpatrick	240,000	1.4%
Christopher R. Young	240,000	1.4%
Timothy J. Durkin(6)	60,000	*
William E. Mahoney	60,000	*
Edward Cady	—	*
All directors and officers as a group (8 individuals)(4)(5)(6)	2,730,000	16.3%

*                    less than one percent.

(1)          Except as set forth below, the business address of each person is One Boston Place, Suite 3630, Boston, Massachusetts 02108. The address of Azimuth Opportunity, Ltd. is c/o W Smiths Finance, Nemours Chambers, P.O. Box 3170, Road Town, Tortola, British West Indies. The address of The Baupost Group, LLC is 10 St. James Avenue, Boston, Massachusetts 02116. The address of Sapling, LLC and Fir Tree Master Fund, L.P. is 535 Fifth Avenue, 31st Floor, New York, New York 10017. The address of Wellington Management Company, LLC is 75 State Street, Boston, Massachusetts 02109. The address of Oliviera Capital, LLC is 18 Fieldstone Court, New York City, New York 10956.

1

(2)          Does not reflect the ownership of warrants purchased by certain of the initial stockholders or their affiliates in a private placement in April 2006 as described below, which are not exercisable until the later of April 25, 2007 or the date of our consummation of a business combination.

(3)          Based solely upon (i) Amendment No. 1 to the report on Schedule 13G filed by Azimuth Opportunity, Ltd. with the Securities and Exchange Commission (the “SEC”) on or about February 14, 2007, (ii) the Form 13F filed by The Baupost Group, LLC with the SEC for the quarter ended December 31, 2006, (iii) the report on Schedule 13G filed by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. with the SEC on or about February 14, 2007, (iv) the report on Schedule 13G filed by Oliviera Capital, LLC with the SEC on or about April 28, 2006, and (v) the report on Schedule 13G filed by Wellington Management Co., LLP with the SEC on or about February 14, 2007. Such reports as filed with the SEC state that, as of the dates those reports were signed, (i) Paul C. Gannon was the chief financial officer of The Baupost Group, LLC, (ii) Jeffery Tannenbaum was the president of Fir Tree, Inc., which was the manager of each of Sapling, LLC and Fir Tree Recovery Master Fund, L.P., and (iii) Steven Oliviera was the sole member of Oliviera Capital, LLC.

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

2

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

(3)          Exhibits

The following exhibits are filed as part of this Amended Report:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to Section 908 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR ACQUISITION CORPORATION
Date: May 25, 2007	By:	/s/ ROBERT J. HANKS
Robert J. Hanks
Chief Executive Officer and Treasurer
(Principal Executive Officer)
Date: May 25, 2007	By:	/s/ TODD A. FITZPATRICK
Todd A. Fitzpatrick
Vice President
(Principal Financial and Accounting Officer)

4

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Harbor Acquisition Corporation

We have audited the accompanying balance sheet of Harbor Acquisition Corporation (a development stage corporation) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from June 20, 2005 (inception) to December 31, 2005, and the cumulative period from June 20, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Acquisition Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from June 20, 2005 (inception) to December 31, 2005, and the cumulative period from June 20, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

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

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Statement of Cash Flows

			For the period from
			June 20, 2005 (inception)
	For the year	June 20, 2005 (inception)	to December 31, 2006
	ended December 31, 2006	to December 31, 2005	(cumulative)
Cash Flows From Operating Activities
Net Income (Loss)	$1,366,665	($4,837)	$1,361,828
Adjustment to reconcile net income to net cash provided
by operating activities:
Income taxes payable	111,043	—	111,043
Changes in operating assets and liabilities:
Increase in prepaid expenses	(66,000)	—	(66,000)
Increase in value of investments held in trust	(2,592,864)	—	(2,592,864)
Increase in Deferred tax asset	(146,362)	—	(146,362)
Increase in Accrued expenses	95,860	5,000	100,860
Net Cash provided by Operating Activities	(1,231,658)	163	(1,231,495)
Cash Flows From Investing Activites
Payment of deferred acquisition costs	$(439,018)	—	$(439,018)
Cash held in Trust Account	(79,460,000)	—	(79,460,000)
Disbursements from trust	2,379,500	—	2,379,500
Net Cash used in Investing Activities	(77,519,518)	—	(77,519,518)
Cash Flows From Financing Activities
Proceeds from public offering	82,800,000	—	82,800,000
Proceeds from private placement of warrants	1,300,000	—	1,300,000
Proceeds from issuance of underwriting option	100	—	100
Proceeds from sale of stock	—	25,000	25,000
Proceeds from notes payable, Stockholders	150,000	75,000	225,000
Payments of notes payable, Stockholders	(225,000)	—	(225,000)
Payment of advances due to Stockholders	(5,000)	—	(5,000)
Payment of offering costs	(4,740,608)	(93,509)	(4,834,117)
Net Cash provided by Financing Activities	79,279,492	6,491	79,285,983
Net increase in Cash	528,316	6,654	534,970
Cash at beginning of period	6,654	—	—
Cash at end of period	$534,970	$6,654	$534,970
Supplemental schedule of non-cash financing activities:
Advance due to Stockholder for Public Offering costs	$5,000	—	$5,000
Accrual of deferred underwriting fees	$1,620,000	—	$1,620,000
Supplemental schedule of non-cash investing activities:
Accrual of deferred acquisition costs	$204,574	—	$204,574

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