Form 10-Q
period 2007-06-30
Harbor Acquisition Corp.
filed 2007-08-14
CIK 1331945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 14, 2007, 16,800,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

HARBOR ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current:
Cash	$188,313	$534,970
Investments held in trust	78,865,905	77,840,000
Investments held in trust from Underwriter	1,620,000	1,620,000
Investment income not subject to trust	—	213,364
Prepaid Expense	73,035	66,000
Total current assets	80,747,253	80,274,334
Deferred acquisition costs	1,126,017	643,592
Deferred tax asset	337,448	146,362
Total Assets	$82,210,718	$81,064,288

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Expenses	$465,490	$305,434
Due to Underwriter	1,620,000	1,620,000
Deferred Interest Income	205,000	—
Income Taxes Payable	—	111,043
Total Liabilities	2,290,490	2,036,477

Common stock subject to possible conversion, 2,758,620 shares at conversion value	15,560,216	15,560,216

Commitments

Stockholders’ Equity

Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 70,000,000 shares authorized; 16,800,000 shares (which includes 2,758,620 subject to possible conversion) and 3,000,000 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively	1,680	1,680
Additional Paid in Capital	62,104,087	62,104,087
Earnings (Deficit) Accumulated during the development stage	2,254,245	1,361,828
Total Stockholders’ Equity	64,360,012	63,467,595
Total Liabilities and Stockholders’ Equity	$82,210,718	$81,064,288

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended	For the six months	For the six months	For the period from June 20, 2005 (inception) to June 30, 2007
	June 30, 2007	ended June 30, 2007	ended June 30, 2006	(cumulative)

Interest income	$758,530	$1,729,194	$638,984	$4,329,178

Operating Expenses

General & Administrative	228,156	348,940	100,382	842,415

Net Income before income taxes	530,374	1,380,254	538,602	3,486,763

Income tax expense	188,624	487,837	200,000	1,232,518

Net Income	$341,750	$892,417	$338,602	$2,254,245

Weighted Average number of common shares
outstanding - basic and diluted	16,800,000	16,800,000	8,032,044	11,067,118

Income per Share - basic and diluted	$0.02	$0.05	$0.04	$0.20

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

				Earnings (Deficit) Accumulated
	Common Stock		Additional	During the Development
	Shares	Amount	Paid-in-Capital	Stage	Total

Stock issued June 22, 2005 at $.008 per share	3,000,000	$300	$24,700	$—	$25,000

Net Loss				(4,837)	(4,837)

Balance at December 31, 2005	3,000,000	$300	$24,700	$(4,837)	$20,163
Unaudited:

Sale of Private Placement Warrants	—	—	1,300,000	—	1,300,000

Sale of 13,800,000 Units net of underwriter’s discount and offering expenses (includes 2,758,620 shares subject to possible conversion)	13,800,000	1,380	76,339,503	—	76,340,883

Proceeds subject to possible conversion of 2,758,620 shares	—	—	(15,560,216)	—	(15,560,216)

Sale of underwriter option	—	—	100	—	100

Net Income	—	—	—	1,366,665	1,366,665

Balance at December 31, 2006	16,800,000	$1,680	$62,104,087	$1,361,828	$63,467,595
Unaudited:
Net Income	—	—	—	892,417	892,417

Balance at June 30, 2007	16,800,000	$1,680	$62,104,087	$2,254,245	$64,360,012

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the period from
	For the six months	For the six months	June 22, 2005 (inception)
	ended	ended	to June 30, 2007
	June 30, 2007	June 30, 2006	(cumulative)

Cash Flows From Operating Activities

Net Income	$892,417	$338,602	$2,254,245
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in Prepaid expenses	(7,035)	(3,000)	(73,035)
Increase in value of investments held in trust	(1,930,442)	(638,335)	(4,523,306)
Increase in Deferred tax asset	(191,086)	—	(337,448)
(Decrease) increase in Income taxes payable	(111,043)	200,000	—
Increase in Deferred Interest Income	205,000	—	205,000
Increase in Accrued expenses	69,257	58,936	170,117

Net Cash used in Operating Activities	(1,072,932)	(43,797)	(2,304,427)

Cash Flows From Investing Activities

Payment of deferred acquisition costs	(391,626)	—	(830,644)
Disbursements from Trust	1,117,901	579,500	3,497,401
Cash held in Trust Account	—	(79,460,000)	(79,460,000)

Net Cash used in Investing Activities	726,275	(78,880,500)	(76,793,243)

Cash Flows From Financing Activities

Proceeds from public offering	—	82,800,000	82,800,000
Proceeds from private placement of warrants	—	1,300,000	1,300,000
Proceeds from issuance of underwriting option	—	100	100
Proceeds from sale of stock	—	—	25,000
Proceeds from notes payable, Stockholders	—	150,000	225,000
Payments of notes payable, Stockholders	—	(75,000)	(225,000)
Payment of advances due to Stockholders	—	—	(5,000)
Payment of offering costs	—	(4,699,799)	(4,834,117)

Net Cash provided by Financing Activities	—	79,475,301	79,285,983

Net (decrease) increase in Cash	(346,657)	551,004	188,313

Cash at beginning of period	534,970	6,654	—

Cash at end of period	$188,313	$557,658	$188,313

Supplemental schedule of non-cash financing activities:
Advance due to Stockholder for Public Offering costs	$—	$5,000	$5,000
Accrual of deferred underwriting fees	$1,620,000	1,620,000	$1,620,000

Supplemental schedule of non-cash investing activities:
Accrual of deferred acquisition costs	$295,373	—	$295,373

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

The financial statements at June 30, 2007 and for the period ended June 30, 2007 are unaudited. The condensed financial statements include the accounts of Harbor Acquisition Corporation and its wholly owned subsidiary Harbor Acquisition Security Corporation (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three and six months then ended, and for the period from June 20, 2005 (inception) through June 30, 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2. Organization and Business Operations

The Company was incorporated in Delaware on June 20, 2005 as a blank check company whose objective is to acquire an operating business. At June 30, 2007 the Company had neither engaged in any operations nor generated significant operating revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

All activity through June 30, 2007, relates to the Company’s formation, its initial public offering described below, and thereafter, pursuing potential acquisitions of target businesses.

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

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, $79,460,000, including $1,620,000 of deferred underwriting fees described in Note 3, is being held in a trust account (“Trust Fund”) and, commencing May 2, 2006, is invested in government securities until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other persons it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. Certain of the Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other persons that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Fund), along with up to $1,850,000 of interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. Under the Company’s Certificate of Incorporation, the Business Combination must be approved by a majority of the votes cast at the stockholders meeting by holders of record of the Company’s common stock on the record date. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,000,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting provisions will no longer be applicable. In addition, in the event that stockholders owning 20% or more of the shares issued in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Public Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares acquired by Initial Stockholders prior to the Public Offering. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding the deferred portion of the underwriters’ non-accountable expense allowance) has been classified as common stock subject to possible conversion on the accompanying June 30, 2007 balance sheet. 19.99% of the interest earned on the Trust Account, net of the $1,850,000 maximum amount of distributions allowed from the Trust Account for working capital purposes (see Note 4) and income taxes related to the earnings, has been recorded as deferred interest in the accompanying June 30, 2007 balance sheet. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters’ non-accountable expense allowance held in trust (see Note 3). As of June 30, 2007, the estimated per share conversion price is $5.83.

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

The Company may face mandatory liquidation by May 1, 2008 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 1, 2006, the Company formed a wholly owned subsidiary, Harbor Acquisition Security Corporation, for tax planning purposes. The Company assigned the rights to the investments in the Trust Fund to this subsidiary.

On October 17, 2006, the Company entered into a Stock Purchase Agreement with Elmet Technologies, Inc (“Elmet”) and the holders of all of the outstanding shares and warrants of Elmet. Subject to the terms and conditions of the Stock Purchase Agreement, the Company has agreed to acquire all of the outstanding Elmet shares and all of its outstanding warrants. The acquisition is expected to be consummated during the third quarter of 2007, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions. The pending transaction is further described in the Company’s current report filed with the U.S. Securities and Exchange Commission on Form 8-K on October 17, 2006 and amended on February 12, 2007 and July 24, 2007.

3. Initial Public Offering

On May 1, 2006, the Company sold 13,800,000 units (“Units”), including 1,800,000 in connection with the Underwriter’s over-allotment option, in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company calls the Warrants, the holder will either have to exercise the Warrants by purchasing the common stock from the Company for $5.00 per share or allow the Company to redeem the Warrants at a price of $.01 per warrant.

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

In connection with the Public Offering, the Company issued an option, for $100, to the Underwriter to purchase 600,000 Units at an exercise price of $7.50 per Unit, which is first exercisable on the date of consummation of a Business Combination. The option expires April 25, 2011. The Units that would be issued upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying the option entitles the holder to purchase one share of the Company’s common stock at a price of $6.25 and will have a cashless exercise provision. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholder’s equity. The Company estimated, using the Black-Scholes method, the fair value of the option granted to the underwriter as of the date of grant was approximately $1,516,000 using the following assumptions: (1) expected volatility of 49.3%, (2) risk-free interest rate of 4.635% and (3) expected life of five years. In order to estimate the volatility, the Company considered the historic volatilities of 22 publicly traded companies that operate within the consumer and industrial products sectors.

4. Limited Distributions of Income from Trust Fund

Upon written request from the Company, which may be given not more than once in any calendar month, the trustee shall distribute to the Company by wire transfer from the Trust Fund an amount computed and certified by the Company to be equal to the collected and undistributed income earned on the original amount deposited in the Trust Fund for the preceding month. The maximum amount of distributions, net of taxes, that the Company may request and the trustee shall distribute is $1,850,000. The Company has received distributions, net of taxes, of $1,850,000 through June 30, 2007. These funds will be used for working capital purposes associated with identifying and consummating a Business Combination.

If there is any income tax obligation relating to the income of the property in the Trust Account, then, at the written instruction of the Company, the Trustee shall disburse to the Company by wire transfer, out of the property in the Trust Account, the amount indicated by the Company as required to pay income taxes. Such disbursements amounted to $1,616,001 through June 30, 2007.

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

8. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Public Offering. The statement of operations includes $45,000 for the six months ended June 30, 2007.

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

11. Reserved Common Stock

At June 30, 2007, 30,800,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the Underwriter’s purchase option.

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

On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units attributable to the full exercise of the underwriters’ over-allotment option (see “Liquidity and Capital Resources” below). Since our initial public offering, we have been actively searching for a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a business combination or return the net proceeds of the offering held in trust to investors. On October 17, 2006, we entered into a definitive stock purchase agreement to acquire Elmet, and we currently anticipate we will close such acquisition during the third quarter of 2007. The transaction is described in our current report filed with the Securities and Exchange Commission on Form 8-K on October 17, 2006, as amended on February 12, 2007 and July 24, 2007. However, we cannot assure investors that we will be able to close the Elmet acquisition or, in the event we do not complete such acquisition, find and close a suitable alternative business combination in the time permitted by our certificate of incorporation.

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

Net income of $341,750 for the three months ended June 30, 2007 consists of interest income primarily on the trust fund investment of $757,322, along with $1,208 of other interest income, reduced by $228,156 of general and administrative expenses and an income tax expense of $188,624. Net income of $340,093 for the three months ended June 30, 2006 consists of interest income primarily on the trust fund investment of $638,335 along with $624 of other interest incomes, reduced by $98,866 of general and administrative expenses and an income tax expense of $200,000.

Net income of $892,417 for the six months ended June 30, 2007 consists of interest income primarily on the trust fund investment of $1,725,442, along with $3,752 of other interest income, reduced by $348,940 of general and administrative expenses and an income tax expense of $487,837. Net income of $338,602 for the six months ended June 30, 2006 consists of interest income primarily on the trust fund investment of $638,335 along with $649 of other interest incomes, reduced by $100,382 of general and administrative expenses and an income tax expense of $200,000.

Net income of $2,254,245 for the period from June 20, 2005 (inception) to June 30, 2007 (cumulative) consists of interest income primarily on the trust fund investment of $4,318,306 along with $10,872 of other interest income, reduced by $842,415 of general and administrative expenses and an income tax expense of $1,232,518.

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

The net proceeds from the private placement of warrants and the public offering of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $690,000, underwriting discounts of $4,140,000 and an underwriters’ non-accountable expense allowance of $1,620,000, were approximately $77,650,000. The net proceeds (including an additional $40,000, representing the difference between estimated offering expenses of $650,000 and actual offering expenses of $690,000) are being held in a trust account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. In addition, we deposited into the trust account the proceeds from a $150,000 loan to us from an affiliate of two of our directors (which we repaid on July 5, 2006, with interest at an annual rate of 4%, from interest earned on the trust account), and the underwriters’ non-accountable expense allowance of $1,620,000. In total, we deposited $79,460,000 into the trust account. As of June 30, 2007, there was a total of $80,485,905 held in the trust account, which includes interest earned in excess of the $1,850,000 which we were permitted to withdraw from the trust account to pay our expenses. The underwriters have agreed to defer payment of the allowance until the consummation of a business combination and to forfeit the allowance if we do not consummate a business combination. Upon the consummation of a business combination, we will pay the deferred non-accountable expense allowance to the underwriters, provided that to the extent fewer than 20% of our public stockholders elect to convert their shares to cash upon such consummation, a pro rata portion of such allowance will be paid to such stockholders rather than to the underwriters. We will have no right to the deferred non-accountable expense allowance.

On October 17, 2006, we entered into a commitment letter for proposed new senior secured credit facilities consisting of a $50 million term loan facility and a $20 million revolving loan facility. Subject to negotiation of a credit agreement satisfactory to us and our prospective lenders, we anticipate such facilities will become effective upon the closing of our acquisition of Elmet. In addition to the funds now in the trust account and certain of the interest earned thereon, we will borrow the term loan at the closing of the acquisition to pay a portion of the acquisition price and to pay the public stockholders who vote against the business combination and elect to exercise their conversion rights.

We will use up to $1,850,000 of the interest earned on the trust account to repay the $150,000 loan described above (which we repaid in full, with interest at an annual rate of 4%, on July 5, 2006) and to finance our expenses prior to consummating a business combination. During the period from the completion of our initial public offering on May 1, 2006 through June 30, 2007, we incurred a total of $1,963,432 of such expenses. We currently anticipate that, by the closing of the Elmet acquisition (assuming the acquisition is closed in the third quarter of 2007), we will have incurred approximately $2,150,000 of expenses for the following purposes:

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

•               payment of $127,500 in administrative fees due to an affiliate of two of our directors;

•               repayment of the $150,000 loan (with interest at an annual rate of 4%) as described above from an affiliate of two of our directors; and

•               miscellaneous expenses.

To the extent we incur expenses prior to the completion of a business combination in excess of the $1,850,000 available to us from the interest earned on the trust account, we intend to pay such excess from working capital available to us following the consummation of a business combination. If we do not complete a business combination, certain of our officers and directors have agreed to indemnify us against any claims by any vendor, prospective target business, or other entities that are owed money from us for services rendered or products sold to us that would reduce the amount of the funds in the trust account.

Beginning on May 1, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain administrative, technical and secretarial services from Grand Cru Management, LLC, an affiliate of Robert J. Hanks, our chief executive officer and treasurer, and David A.R. Dullum, our president and secretary. In addition, in 2005, Messrs. Hanks and Dullum advanced an aggregate of $75,000 to us for payment of offering expenses on our behalf. These advances were repaid from the proceeds of the initial public offering that were allocated to pay offering expenses.

If we are unable to close an acquisition and thereafter fail to find and acquire another suitable target business by October 31, 2007 (or April 30, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 31, 2007), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount will be less than the initial per unit public offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

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

Forward-Looking Statements

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

Item 1A.   Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K filed with the SEC on April 2, 2007 as amended on May 25, 2007. You should consider carefully all of the material risks described in such report, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment .

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

On May 1, 2006, we consummated the sale to Ferris, Baker Watts, Incorporated, for $100, of an option to purchase up to a total of 600,000 units. The units issuable upon exercise of this option are identical to those sold in our initial public offering except that the warrants included in the units have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the offering and have a cashless exercise provision). This option is first exercisable at $7.50 per unit commencing on the date of consummation of a business combination, and expires on April 25, 2011. The purchase option is exercisable on a cashless basis. The purchase option, as well as the units issuable upon exercise of the purchase option, the shares of common stock and warrants underlying the units, and the shares of common stock issuable upon exercise of the warrants included in the units were registered under the Securities Act on the same registration statement on Form S-1 (File No. 333-126300).

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

HARBOR ACQUISITION CORPORATION

Date: August 14, 2007	By:	/s/ Robert J. Hanks
Chief Executive Officer and Treasurer
(Principal Executive Officer)

	By:	/s/ Todd A. Fitzpatrick
Vice President
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002