Form 10-Q
period 2007-09-30
Harbor Acquisition Corp.
filed 2007-11-14
CIK 1331945

Use these links to rapidly review the document
HARBOR ACQUISITION CORPORATION Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-32688

HARBOR ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2518836 (I.R.S. Employer Identification No.)
400 Crown Colony Drive Braintree, Massachusetts (Address of principal executive offices)	02169 (Zip Code)
(617) 472-2805 Registrant's telephone number, including area code

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

        As of November 13, 2007, 16,800,000 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

HARBOR ACQUISITION CORPORATION
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current:
Cash	$280,336	$534,970
Investments held in trust	79,164,467	77,840,000
Investments held in trust from Underwriter	1,620,000	1,620,000
Investment income not subject to trust	—	213,364
Prepaid Expense	170,918	66,000

Total current assets	81,235,721	80,274,334
Deferred acquisition costs	1,429,282	643,592
Deferred tax asset	439,828	146,362

Total Assets	$83,104,831	$81,064,288

Liabilities And Stockholders' Equity
Current Liabilities
Accrued Expenses	$875,312	$305,434
Due to Underwriter	1,620,000	1,620,000
Deferred Interest Income	310,000	—
Income Taxes Payable	—	111,043

Total Liabilites	2,805,312	2,036,477

Common stock subject to possible conversion, 2,758,620 shares at conversion value	15,560,216	15,560,216

Commitments
Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 70,000,000 shares authorized; 16,800,000 shares (which includes 2,758,620 subject to possible conversion) and 3,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	1,680	1,680
Additional Paid in Capital	62,104,087	62,104,087
Earnings (Deficit) Accumulated during the development stage	2,633,536	1,361,828

Total Stockholders' Equity	64,739,303	63,467,595

Total Liabilities and Stockholders' Equity	$83,104,831	$81,064,288

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	For the period from June 20, 2005 (inception) to September 30, 2007 (cumulative)
Interest income	$707,279	$958,422	$2,436,473	$1,597,406	$5,036,457
Operating Expenses
General & Administrative	147,197	242,569	496,137	342,951	989,612

Net Income before income taxes	560,082	715,853	1,940,336	1,254,455	4,046,845
Income tax expense	180,791	279,242	668,628	479,242	1,413,309

Net Income	$379,291	$436,611	$1,271,708	$775,213	$2,633,536

Weighted Average number of common shares outstanding—basic and diluted	16,800,000	16,800,000	16,800,000	11,016,177	11,701,805

Income per Share—basic and diluted	$0.02	$0.03	$0.08	$0.07	$0.23

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Condensed Statement of Stockholders' Equity

	Common Stock
			Additional Paid-in-Capital	Earnings (Deficit) Accumulated During the Development Stage
	Shares	Amount			Total
Stock issued June 22, 2005 at $.008 per share	3,000,000	$300	$24,700	$—	$25,000
Net Loss				(4,837)	(4,837)

Balance at December 31, 2005	3,000,000	$300	$24,700	($4,837)	$20,163
Unaudited:
Sale of Private Placement Warrants	—	—	1,300,000	—	1,300,000
Sale of 13,800,000 Units net of underwriter's discount and offering expenses (includes 2,758,620 shares subject to possible conversion)	13,800,000	1,380	76,339,503	—	76,340,883
Proceeds subject to possible conversion of 2,758,620 shares	—	—	(15,560,216)	—	(15,560,216)
Sale of underwriter option	—	—	100	—	100
Net Income	—	—	—	1,366,665	1,366,665

Balance at December 31, 2006	16,800,000	$1,680	$62,104,087	$1,361,828	$63,467,595

Unaudited:
Net Income	—	—	—	1,271,708	1,271,708

Balance at September 30, 2007	16,800,000	$1,680	$62,104,087	$2,633,536	$64,739,303

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	For the period from June 22, 2005 (inception) to September 30, 2007 (cumulative)
Cash Flows From Operating Activities
Net Income	$1,271,708	$775,213	$2,633,536
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in Prepaid expenses	(104,918)	(100,600)	(170,918)
Increase in value of investments held in trust	(2,741,754)	(1,593,944)	(5,334,618)
Increase in Deferred tax asset	(293,466)	(76,483)	(439,828)
(Decrease) increase in Income taxes payable	(111,043)	205,725	—
Increase in Deferred interest income	310,000		310,000
Increase in Accrued expenses	175,814	121,526	276,674

Net Cash used in Operating Activities	(1,493,659)	(668,563)	(2,725,154)

Cash Flows From Investing Activites
Payment of deferred acquisition costs	(391,626)	(92,933)	$(830,644)
Disbursements from Trust	1,630,651	1,830,250	4,010,151
Cash held in Trust Account	—	(79,460,000)	(79,460,000)

Net Cash used in Investing Activities	1,239,025	(77,722,683)	(76,280,493)

Cash Flows From Financing Activities
Proceeds from public offering	—	82,800,000	82,800,000
Proceeds from private placement of warrants	—	1,300,000	1,300,000
Proceeds from issuance of underwriting option	—	100	100
Proceeds from sale of stock	—	—	25,000
Proceeds from notes payable, Stockholders	—	150,000	225,000
Payments of notes payable, Stockholders	—	(225,000)	(225,000)
Payment of advances due to Stockholders	—	—	(5,000)
Payment of offering costs	—	(4,727,799)	(4,834,117)

Net Cash provided by Financing Activities	—	79,297,301	79,285,983

Net (decrease) increase in Cash	(254,634)	906,055	280,336
Cash at beginning of period	534,970	6,654	—

Cash at end of period	$280,336	$912,709	$280,336

Supplemental schedule of non-cash financing activities:
Advance due to Stockholder for Public Offering costs	$—	$5,000	$5,000
Accrual of deferred underwriting fees	$—	$1,620,000	$1,620,000
Supplemental schedule of non-cash investing activities:
Accrual of deferred acquisition costs	$598,638	$212,976	$598,638

See notes to condensed financial statements

Harbor Acquisition Corporation and Subsidiary
(A Development Stage Company)

Notes to Condensed Financial Statements

1.     Basis of Presentation

        The financial statements at September 30, 2007 and for the periods ended September 30, 2007 and 2006 are unaudited. The condensed financial statements include the accounts of Harbor Acquisition Corporation and its wholly owned subsidiary Harbor Acquisition Security Corporation (collectively referred to as the "Company"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and 2006, respectively, and for the period from June 20, 2005 (inception) through September 30, 2007 and its cash flows for the nine months ended September 30, 2007 and 2006 and for the period from June 20, 2005 (inception) through September 30, 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

        The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2.     Organization and Business Operations

        The Company was incorporated in Delaware on June 20, 2005 as a blank check company whose objective is to acquire an operating business. At September 30, 2007 the Company had neither engaged in any operations nor generated significant operating revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

        All activity through September 30, 2007 relates to the Company's formation, its initial public offering described below, and thereafter, pursuing potential acquisitions of target businesses.

        The registration statement for the Company's initial public offering (the "Public Offering") (as described in Note 4) was declared effective April 25, 2006. The Company consummated the Public Offering on May 1, 2006, and preceding the consummation of the Public Offering on May 1, 2006 certain officers, directors, and initial shareholders of the Company purchased an aggregate of 2,000,000 warrants at $.65 per warrant from the Company in a private placement (the "Private Placement"). The warrants sold in the Private Placement were identical to the warrants sold in the Public Offering. The Company received net proceeds from the Private Placement and the Public Offering of approximately $77,640,883 (see Note 3).

        The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of this Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes.

        Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, $79,460,000, including $1,620,000 of deferred underwriting fees described in Note 3, is being held in a trust account ("Trust Fund") and, commencing May 2, 2006, is invested in government securities until the earlier of (i) the consummation of its first Business Combination and (ii) the distribution of the Trust Fund as described below. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company.

Although the Company will seek to have all vendors, prospective target businesses or other persons it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. Certain of the Company's directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other persons that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Fund), along with up to $1,850,000 of interest earned on the Trust Fund, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

        The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. Under the Company's Certificate of Incorporation, the Business Combination must be approved by a majority of the votes cast at the stockholders meeting by holders of record of the Company's common stock on the record date. All of the Company's stockholders prior to the Public Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 3,000,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting provisions will no longer be applicable. In addition, in the event that stockholders owning 20% or more of the shares issued in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Public Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares acquired by Initial Stockholders prior to the Public Offering. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding the deferred portion of the underwriters' non-accountable expense allowance) has been classified as common stock subject to possible conversion on the accompanying September 30, 2007 balance sheet. 19.99% of the interest earned on the Trust Account, net of the $1,850,000 maximum amount of distributions allowed from the Trust Account for working capital purposes (see Note 4) and income taxes related to the earnings, has been recorded as deferred interest in the accompanying September 30, 2007 balance sheet. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters' non-accountable expense allowance held in trust (see Note 3). As of September 30, 2007, the estimated per share conversion price is $5.86.

        The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 3).

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

        On October 17, 2006, the Company entered into a Stock Purchase Agreement with Elmet Technologies, Inc ("Elmet") and the holders of all of the outstanding shares and warrants of Elmet. Subject to the terms and conditions of the Stock Purchase Agreement, the Company has agreed to acquire all of the outstanding Elmet shares and all of its outstanding warrants. The acquisition is expected to be consummated during the fourth quarter of 2007, after the required approval by the Company's stockholders and the fulfillment of certain other conditions. The pending transaction is further described in the Company's current report filed with the U.S. Securities and Exchange Commission on Form 8-K on October 17, 2006 and amended on February 12, 2007, July 24, 2007, September 5, 2007 and October 19, 2007.

3.     Initial Public Offering

        On May 1, 2006, the Company sold 13,800,000 units ("Units"), including 1,800,000 in connection with the Underwriter's over-allotment option, in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company calls the Warrants, the holder will either have to exercise the Warrants by purchasing the common stock from the Company for $5.00 per share or allow the Company to redeem the Warrants at a price of $.01 per warrant.

        In connection with the Public Offering, the Company paid the underwriters of the Public Offering (collectively, the "Underwriter") an underwriting discount of 5.0% of the gross proceeds of the Public Offering ($4,140,000). In addition, a non-accountable expense allowance of 2.25% of the gross proceeds of the Public Offering, excluding the over-allotment option, is due to the Underwriter, who has agreed to deposit the non-accountable expense allowance ($1,620,000) into the Trust Fund until the earlier of the completion of a Business Combination or the liquidation of the Trust Fund. The Underwriter has further agreed to forfeit any rights to or claims against such proceeds unless the Company successfully completes a Business Combination. If a Business Combination is approved and completed, public stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred non-accountable expense allowance.

        Preceding the consummation of the Public Offering on May 1, 2006, certain of the Initial Stockholders purchased 2,000,000 warrants at a purchase price of $.65 per warrant in a private placement. The proceeds of $1,300,000 were deposited into the Trust Fund, and the Initial Stockholders will not have any claim on this amount if the Trust Fund is liquidated.

        The Initial Stockholders are entitled to registration rights with respect to their founding shares and private placement warrants pursuant to agreements dated April 25, 2006. The holders of the majority of these shares and warrants are entitled to make up to two demands that the Company register these shares. In addition, the Initial Stockholders have "piggy-back" registration rights on certain registration statements filed subsequent to the consummation of a Business Combination.

        In connection with the Public Offering, the Company issued an option, for $100, to the Underwriter to purchase 600,000 Units at an exercise price of $7.50 per Unit, which is first exercisable on the date of consummation of a Business Combination. The option expires April 25, 2011. The Units that would be issued upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying the option entitles the holder to purchase one share of the Company's common stock at a price of $6.25 and will have a cashless exercise provision. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholder's equity. The Company estimated, using the Black-Scholes method, the fair value of the option granted to the underwriter as of the date of grant was approximately $1,516,000 using the following assumptions: (1) expected volatility of 49.3%, (2) risk-free interest rate of 4.635% and (3) expected life of five years. In order to estimate the volatility, the Company considered the historic volatilities of 22 publicly traded companies that operate within the consumer and industrial products sectors.

4.     Limited Distributions of Income from Trust Fund

        Upon written request from the Company, which may be given not more than once in any calendar month, the trustee shall distribute to the Company by wire transfer from the Trust Fund an amount computed and certified by the Company to be equal to the collected and undistributed income earned on the original amount deposited in the Trust Fund for the preceding month. The maximum amount of distributions, net of taxes, that the Company may request and the trustee shall distribute is $1,850,000. The Company has received distributions, net of taxes, of $1,850,000 through September 30, 2007. These funds will be used for working capital purposes associated with identifying and consummating a Business Combination.

        If there is any income tax obligation relating to the income of the property in the Trust Account, then, at the written instruction of the Company, the Trustee shall disburse to the Company by wire transfer, out of the property in the Trust Account, the amount indicated by the Company as required to pay income taxes. Such disbursements amounted to $2,015,055 through September 30, 2007.

5.     Deferred Offering Costs

        Deferred offering costs consisted of legal, accounting, printing, and other fees incurred prior to the Public Offering which were directly related to the Public Offering. These costs were charged to stockholders' equity upon completion of the Public Offering.

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

8.     Commitments and Related Party Transactions

        The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Public Offering. The statement of operations includes $67,500 for the nine months ended September 30, 2007.

        Pursuant to letter agreements dated June 22, 2005 with the Company and the representative of the Underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

9.     Common Stock

        On April 14, 2006, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 70,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

        On April 20, 2006, the Company's Board of Directors approved a stock split to be effected as a stock dividend immediately prior to the closing of the Public Offering. The stock split was executed, and a stock dividend of one share for every 5 shares was issued to the Initial Stockholders.

10.   Preferred Stock

        The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.

11.   Reserved Common Stock

        At September 30, 2007, 30,800,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the Underwriter's purchase option.

12.   Trust Fund

        For tax planning purposes, the Company assigned its rights to the cash in the Trust Fund to Harbor Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a "security corporation" entitled to a reduced state corporate tax rate.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

        We are a "blank check" company organized under the laws of the State of Delaware on June 20, 2005 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with an operating business in the consumer and industrial products sectors. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred non-accountable expense allowance of the underwriters held in trust) at the time of such acquisition. We intend to use cash derived from the net proceeds of our public offering which was completed on May 1, 2006 and our concurrent private placement of warrants, together with borrowings under our proposed senior secured credit facilities, to effect such business combination.

        On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units attributable to the full exercise of the underwriters' over-allotment option (see "Liquidity and Capital Resources" below). Since our initial public offering, we have been actively searching for a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a business combination or return the net proceeds of the offering held in trust to investors. On October 17, 2006, we entered into a definitive stock purchase agreement to acquire Elmet, and we currently anticipate we will close such acquisition during the third quarter of 2007. The transaction is described in our current report filed with the Securities and Exchange Commission on Form 8-K on October 17, 2006, as amended on February 12, 2007, July 24, 2007, September 5, 2007 and October 19, 2007. However, we cannot assure investors that we will be able to close the Elmet acquisition or, in the event we do not complete such acquisition, find and close a suitable alternative business combination in the time permitted by our certificate of incorporation.

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

        Net income of $379,291 for the three months ended September 30, 2007 consists of interest income primarily on the trust fund investment of $706,312, along with $967 of other interest income, reduced by $147,197 of general and administrative expenses and an income tax expense of $180,791. Net income of $436,611 for the three months ended September 30, 2006 consists of interest income primarily on the trust fund investment of $955,609 along with $2,813 of other interest incomes, reduced by $242,569 of general and administrative expenses and an income tax expense of $279,242.

        Net income of $1,271,708 for the nine months ended September 30, 2007 consists of interest income primarily on the trust fund investment of $2,431,754, along with $4,719 of other interest income, reduced by $496,137 of general and administrative expenses and an income tax expense of $668,628. Net income of $775,213 for the nine months ended September 30, 2006 consists of interest income primarily on the trust fund investment of $1,593,944 along with $3,462 of other interest incomes, reduced by $342,951 of general and administrative expenses and an income tax expense of $479,242.

        Net income of $2,576,536 for the period from June 20, 2005 (inception) to September 30, 2007 (cumulative) consists of interest income primarily on the trust fund investment of $4,967,618 along with $11,839 of other interest income, reduced by $989,612 of general and administrative expenses and an income tax expense of $1,413,309.

Liquidity and Capital Resources

        On April 25, 2006, we entered into an agreement with certain of our initial stockholders for the sale of 2,000,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants were sold at a price of $0.65 per warrant, generating net proceeds of $1,300,000.

        On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units attributable to the full exercise of the underwriters' over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

        The net proceeds from the private placement of warrants and the public offering of our units, including the exercise of the underwriters' over-allotment option, after deducting certain offering expenses of approximately $690,000, underwriting discounts of $4,140,000 and an underwriters' non-accountable expense allowance of $1,620,000, were approximately $77,650,000. The net proceeds (including an additional $40,000, representing the difference between estimated offering expenses of $650,000 and actual offering expenses of $690,000) are being held in a trust account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee. In addition, we deposited into the trust account the proceeds from a $150,000 loan to us from an affiliate of two of our directors (which we repaid on July 5, 2006, with interest at an annual rate of 4%, from interest earned on the trust account), and the underwriters' non-accountable expense allowance of $1,620,000. In total, we deposited $79,460,000 into the trust account. As of September 30, 2007, there was a total of $80,784,467 held in the trust account, which includes interest earned in excess of the $1,850,000 which we were permitted to withdraw from the trust account to pay our expenses. The underwriters have agreed to defer payment of the allowance until the consummation of a business combination and to forfeit the allowance if we do not consummate a business combination. Upon the consummation of a business combination, we will pay the deferred non-accountable expense allowance to the underwriters, provided that to the extent fewer than 20% of our public stockholders elect to convert their shares to cash upon such consummation, a pro rata portion of such allowance will be paid to such stockholders rather than to the underwriters. We will have no right to the deferred non-accountable expense allowance.

        On October 17, 2006, we entered into a commitment letter (which was subsequently replaced by an amended and restated commitment letter dated October 18, 2007) for proposed new senior secured credit facilities consisting of a $50 million term loan facility and a $20 million revolving loan facility. Subject to negotiation of a credit agreement satisfactory to us and our prospective lenders, we anticipate such facilities will become effective upon the closing of our acquisition of Elmet. In addition to the funds now in the trust account and certain of the interest earned thereon, we will borrow the term loan at the closing of the acquisition to pay a portion of the acquisition price and to pay the public stockholders who vote against the business combination and elect to exercise their conversion rights.

        We will use up to $1,850,000 of the interest earned on the trust account to repay the $150,000 loan described above (which we repaid in full, with interest at an annual rate of 4%, on July 5, 2006) and to finance our expenses prior to consummating a business combination. During the period from the completion of our initial public offering on May 1, 2006 through September 30, 2007, we incurred a total of $2,293,894 of such expenses. We currently anticipate that, by the closing of the Elmet acquisition (assuming the acquisition is closed in the fourth quarter of 2007), we will have incurred approximately $2,450,000 of expenses for the following purposes:

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

  •
  payment of $142,500 in administrative fees due to an affiliate of two of our directors;

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

        If we are unable to close the Elmet acquisition by April 30, 2008, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount will be less than the initial per unit public offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

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

Forward-Looking Statements

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled "Risk Factors" of the prospectus filed with the Securities and Exchange Commission (the "SEC") in connection with our initial public offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled "Risk Factors" contained in our 2006 Annual Report on Form 10-K filed with the SEC on April 2, 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. "government securities," defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

PART II—OTHER INFORMATION

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

        On May 1, 2006, we consummated our initial public offering of 13,800,000 units, including 1,800,000 units that were attributable to the full exercise of the underwriters' over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 (or, with respect to the warrants held by the underwriters, $6.25). Our common stock and warrants started trading separately on May 30, 2006. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-126300 and File No. 333-133589).

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

Item 4.    Submission of Matters to a Vote of the Security Holders

        Not applicable.

Item 5.    Other Information

        On May 30, 2006, Ferris, Baker Watts, Incorporated, the lead underwriter in our initial public offering, allowed holders of the Company's units to separately trade the common stock and warrants included in such units as of such date. The common stock, units and warrants are quoted on the American Stock Exchange under the symbols HAC, HAC.U and HAC.WS, respectively.

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

HARBOR ACQUISITION CORPORATION
Date: November 13, 2007	By:	/s/ Robert J. Hanks Chief Executive Officer and Treasurer (Principal Executive Officer)
	By:	/s/ Todd A. Fitzpatrick Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002